Form 10QSB
period 1999-09-30
WESTERN INTERNATIONAL PIZZA CORP
filed 2000-09-08
CIK 764794

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                               Commission File No.
                                   2-96430-NY

                         WESTERN INTERNATIONAL PIZZA CORP.
                 (Name of Small Business Issuer in its Charter)


                 NEVADA                                  11-2751630
      (State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
       incorporation or organization)


                         5525 South 900 East, Suite 110
                           Salt Lake City, Utah 84117
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801)262-8844

                              None, Not Applicable;

                                   -----------
          (Former Name or Former Address, if changed since last Report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No              (2)  Yes  X    No
         ----     ----                  ----         ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     None, Not Applicable;

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                  JUNE 30, 2000

                                   397,500,000

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                     WESTERN INTERNATIONAL PIZZA CORPORATION
                          (A Development Stage Company)
                        Statements of Financial Position
    For the Period Ending September 30, 1999 and the Year Ended June 30, 1999




                                                               September 30,     June 30,
                                                                     1999          1999

ASSETS

Current assets                                                   $      -       $     -


      Total assets                                               $      -       $     -




LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Loans from stockholders                                        $       -      $     -

    Total current liabilities                                            -            -

Stockholders' deficit
    Common stock, $.001 par value; 600,000,000
      shares authorized; 397,500,000 shares issued
       and outstanding                                               397,500       397,500

    Additional paid-in capital                                     2,972,862     2,972,862

    Accumulated deficit during the development stage              (3,370,362)   (3,370,362)


        Total stockholders' deficit                                     -             -


        Total liabilities and stockholders' deficit              $      -       $     -


                     WESTERN INTERNATIONAL PIZZA CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                    Periods Ending September 30, 1999 and 1998
               and Cumulative from Inception to September 30, 1999



                                                                       Cumulative
                                                                          From
                                                                       Inception
                                                                   (August 1, 1983)
                                                                    To September 30,
                                              1999          1998          1999


Revenues                                 $      -       $      -      $10,462,193

Operating expenses

    General and Administrative                  -              -       13,049,003

Total operating expenses                        -              -       13,049,003

Loss before income taxes and
    discontinued operations                     -              -       (2,586,810)

Income taxes                                    -              -             -

Loss from discontinued operations               -              -         (783,552)

Net (loss)                               $      -       $      -      $(3,370,362)

Basic and diluted (loss) per common share$      -       $      -      $     (0.03)



Weighted average number of common
 shares used in per share calculation  397,500,000    397,500,000     115,829,688

                     WESTERN INTERNATIONAL PIZZA CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                    Period Ending September 30, 1999 and 1998
             and Cumulative from Inception Through September 30, 1999




                                                                      Cumulative
                                                                          From
                                                                       Inception
                                                                    (August 1, 1983)
                                                                     To September 30,
                                              1999          1998           2000

Cash Flows From Operating Activities

  Net (loss)                            $      -       $      -      $(2,586,810)
  Adjustments to reconcile net (loss) to net
    cash used in operating activities
    Depreciation                               -              -          640,508
    Loss from discontinued operations          -              -         (783,552)
Net cash flows from operating activities       -              -       (2,729,854)


Cash Flows From Investing Activities
  Acquisitions of property and equipment       -              -       (1,664,541)

Net cash flows from investing activities       -              -       (1,664,541)


Cash Flows From Financing Activities
  Proceeds from stock issuances                -              -        3,370,362
  Net proceeds from debt                       -              -        1,024,033
  Proceeds from shareholder loan               -              -                0

Net cash flows from financing activities       -              -        4,394,395


Net increase/decrease in cash                  -              -            -

Cash balance at beginning of period            -              -            -

Cash balance at end of period           $      -      $       -    $       -



Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending September 30, 1999, or since before approximately 1987. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Nevada, keeping its reports "current" with the Securities and Exchange Commission or the payment of expenses associated with reviewing or investigating any potential business venture. Management does not anticipate that the Company will have to raise additional funds during the next 12 months, however, if additional moneys are needed, they may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amont of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

Results of Operations.

     The Company has had no operations during the quarterly period ended September 30, 1999, or since on or before approximately 1987. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $0.

Liquidity

     At September 30, 1999, the Company had total current assets of $0 and total liabilities of $0.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

None; not applicable

Item 3.Defaults Upon Senior  Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable

Item 5.Other Information.

None; applicable

Item 6.Exhibits and Reports on Form 8-K.

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 WESTERN INTERNATIONAL PIZZA CORP.



Date: 08-29-2000            /S/ JOHN WINCHESTER
                            John Winchester, President and Director



Date:08-29-2000             /S/ TYLER DESPAIN
                            Tyler Despain, Vice President and Director