Form 10KSB/A
period 2000-06-30
WESTERN INTERNATIONAL PIZZA CORP
filed 2000-09-11
CIK 764794

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB/A



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


                            Number of Shares           Percentage
Name                      Beneficially Owned           of Class (1)
----------------           ------------------           --------
Jenson Services, Inc.*        136,916,474                34%

Phillip Lowery                75,289,340                 19%

VRI Capital Group             63,600,000                 16%

Douglas Wells                 63,600,000                 16%
                              -------                    -----
                              339,405,814                85%

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