Form 10KSB/A
period 2000-06-30
WESTERN INTERNATIONAL PIZZA CORP
filed 2000-11-08
CIK 764794

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB/A2



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

                                     PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Organization and Charter Amendments.
     -----------------------------------

     Western International Pizza, Corp. ("Western"), formerly Kiwi Ventures Ltd., was organized under the laws of the State of Nevada on January 30, 1985. On November 4, 1985, the Company amended its Articles of Incorporation changing the name to Western International Pizza Corporation and increasing the authorized capital to 600,000,000 shares at a par value of $.001 per share. On November 4, 1985 through a stock exchange Western's acquired Wells & Son, Inc. as a wholly-owned subsidiary.


     Public Offering.
     ---------------

     The Company made a registered public offering, on Form S-18, of its $.001 par value common stock. The public offering was completed on or around July 28, 1985, when the Company sold 1,000,000 units consisting of ten shares of common stock and twenty redeemable Class A amd 18 redeemable Class B common stock purchase warrants. Each unit was sold for $.20.

     Material Changes in Control Since Inception and Related Business History.
     -------------------------------------------------------------------------

Business.
---------

     Wells had the franchise rights, granted by Godfather's Pizza Inc., a subsidiary of the Pillsbury Company, for the State of Arizona for Godfather's Pizza restaurants, and as of October 24, 1986 operated fifteen (15) such restaurants. Wells began its 1986 fiscal year with seventeen operating Godfather's Pizza restaurants. These operations proved to be unsuccessful and ended over ten years ago. Because the Company has no assets and conducts no material business, management anticipates that any such venture would require it to issue shares of its common stock as the sole consideration to acquire the venture. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such venture; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that any future enterprise will be profitable or successfull. Other than the above-referenced matters and seeking and investigating potential assets, property or businesses to acquire, the Company has had no material business operations for over ten years. The Company may begin the search for the acquisition of assets, property or business that may benefit the Company and its stockholders, once the Board of Directors sets guidelines of industries in which the Company may have an interest.

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

                                       WESTERN INTERNATIONAL PIZZA, CORP.



Date: 11/07/00                         /S/ JOHN WINCHESTER
                                       John Winchester
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       WESTERN INTERNATIONAL PIZZA, CORP.



Date: 11/07/00                         /S/ JOHN WINCHESTER
                                       John Winchester
                                       President and Director


Date: 11/07/00                         /S/ TYLER DESPAIN
                                       Tyler DeSpain
                                       Vice President and Director

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