Form 10QSB
period 2001-03-31
WESTERN INTERNATIONAL PIZZA CORP
filed 2001-04-30
CIK 764794

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

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

                                 March 31, 2001

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



                     WESTERN INTERNATIONAL PIZZA CORPORATION
                          (A Development Stage Company)
                        Statements of Financial Position
      For the Period Ending March 31, 2001 and the Year Ended June 30, 2000




                                                                  March 31,    June 30,
                                                                     2001         2000

ASSETS

Current assets                                                   $      -       $     -


      Total assets                                               $      -       $     -




LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Loans from stockholders                                        $     6,481    $      125

    Total current liabilities                                          6,481           125

Stockholders' deficit
    Common stock, $.001 par value; 600,000,000
      shares authorized; 397,500,000 shares issued
       and outstanding                                               397,500       397,500

    Additional paid-in capital                                     2,972,862     2,972,862

    Accumulated deficit during the development stage              (3,376,843)   (3,370,487)


        Total stockholders' deficit                                   (6,481)          125


        Total liabilities and stockholders' deficit              $      -       $     -



                     WESTERN INTERNATIONAL PIZZA CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
       For the three and nine month Periods Ending March 31, 2001 and 2000 and Cumulative from Inception to March 31, 2001



                                                                                             Cumulative
                                                                                             From
                                                                                             Inception
                                                                                             (August 1, 1983)
                                              Three Months Ended     Nine Months Ended       To March 31,
                                              2001          2000     2001        2000        2001



Revenues                                $      -      $      -       $   -    $   -          $10,462,193

Operating expenses

    General and Administrative                2,896         125        6,356     125          13,055,484

Total operating expenses                      2,896         125        6,356     125          13,055,484

Loss before income taxes and
    discontinued operations                  (2,896)       (125)      (6,356)   (125)         (2,593,291)

Income taxes                                   -             -           -        -               -

Loss from discontinued operations              -             -           -        -             (783,552)

Net (loss)                                   (2,896)  $    (125)     $(6,356)  $(125)        $(3,376,813)

Basic and diluted (loss) per common share      (.01)  $    (.01)     $ (.01)  $ (.01)        $     (0.03)



Weighted average number of common
 shares used in per share calculation   397,500,000   397,500,000  397,500,000 397,500,000   115,829,688

                     WESTERN INTERNATIONAL PIZZA CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
       For the three and nine month Periods Ending March 31, 2001 and 2000 and Cumulative from Inception Through March 31, 2001




                                                                                             Cumulative
                                                                                             From
                                                                                             Inception
                                                                                             (August 1, 1983)
                                              Three Months Ended     Nine Months Ended       To March 31,
                                              2001          2000     2001        2000        2001

Cash Flows From Operating Activities

  Net (loss)                            $    (2,896)  $    (125)      $(6,356)   $ (125)     $(2,593,291)
  Adjustments to reconcile net (loss) to net
    cash used in operating activities
    Depreciation                               -             -            -         -            640,508
    Loss from discontinued operations          -             -            -         -           (783,552)
Net cash flows from operating activities     (2,896)       (125)       (6,356)     (125)      (2,736,305)


Cash Flows From Investing Activities
  Acquisitions of property and equipment       -             -            -        -          (1,664,541)

Net cash flows from investing activities       -             -            -        -          (1,664,541)


Cash Flows From Financing Activities
  Proceeds from stock issuances                -             -            -        -           3,370,362
  Net proceeds from debt                       -             -            -        -           1,024,033
  Proceeds from shareholder loan              2,896         125         6,356     125              6,481

Net cash flows from financing activities      2,896         125         6,356     125          4,400,876


Net increase/decrease in cash                  -             -            -        -                -

Cash balance at beginning of period            -             -            -        -                -

Cash balance at end of period          $       -      $      -      $     -     $  -         $      -

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending March 31, 2001, or since before approximately 1987. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended March 31, 2001, or since on or before approximately 1987. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $125, stemming from general and administrative expenses.

Liquidity

     At March 31, 2001, the Company had total current assets of $0 and total liabilities of $6,481.

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

                                 WESTERN INTERNATIONAL PIZZA CORP.



Date: 4/5/01                /S/ JOHN WINCHESTER
                            John Winchester, President and Director



Date: 4/6/01                /S/ LUKE BRADLEY
                            Luke Bradley, Secretary and Director