Form 10KSB
period 2001-06-30
WESTERN INTERNATIONAL PIZZA CORP
filed 2001-10-15
CIK 764794

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended June 30, 2001
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


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's  revenues for its most recent fiscal year:  June 30, 2001 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     June 30, 2001 - $61,210. There are approximately 61,210,000 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable;


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                  JUNE 30, 2001
                                   397,500,000

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


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the fourth quarter of the year ended June 30, 2001, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     Although the Company has submitted for listing of its common stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"), there is currently no market for such shares; and there can be no assurance that any such market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop.

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. As of June 30, 2001, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than restoring and maintaing its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

     As of June 30, 2001, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

     During the period ended June 30, 2001, the Company had a net loss of $6,622. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     The Company has no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Item 7.  Financial Statements.
         ---------------------

     Financial Statements for the years ended June 30, 2001 and 2000

          Independent Auditors' Report

          Balance Sheets - June 30, 2001

          Statements of Operations for the years ended
          June 30, 2001 and 2000

          Statements of Stockholders' Equity for the years ended June 30, 2001 and 2000

          Statements of Cash Flows for the years ended
          June 30, 2001 and 2000

          Notes to the Financial Statements

                       WESTERN INTERNATIONAL PIZZA, CORP.
                          [A Development Stage Company]
              Financial Statements and Independent Auditors' Report
                                  June 30, 2001




                       Western International Pizza, Corp.
                          [A Development Stage Company]
                                TABLE OF CONTENTS


                                                                                                                            Page

Independent Auditors' Report                                                                                                  1

Balance Sheet -- June 30, 2001                                                                                                2

Statements of Operations for the twelve-month and three-month periods                                                         3
ended June 30, 2001 and 2000, and for the period from Reactivation [April
20, 2000] through June 30, 2001

Statements of Stockholders' Deficit for the twelve-month and three-month                                                      4
periods ended June 30, 2001 and 2000, and for the period from Reactivation
[April 20, 2000] through June 30, 2001

Statements of Cash Flows for the twelve-month and three-month periods                                                         5
ended June 30, 2001 and 2000, and for the period from Reactivation [April
20, 2000] through June 30, 2001

Notes to Financial Statements                                                                                              6 -- 8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Western International Pizza, Corp. [a development stage company]


     We have audited the accompanying balance sheet of Western International Pizza, Corporation [a development stage company] as of June 30, 2001, and the related statements of operations, stockholders' deficit, and cash flows for the twelve-month and three-month periods ended June 30, 2001 and 2000, and for the period from Reactivation on [April 20, 2000] through June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western International Pizza Corporation [a development stage company] as of June 30, 2001, and the results of operations and cash flows for the twelve-month and three-month periods ended June 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses from operations, no assets, and a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                           /S/MANTYLA MCREYNOLDS
                                                              Mantyla McReynolds

Salt Lake City, Utah
September 10, 2001



                    Western International Pizza, Corporation
                          [A Development Stage Company]
                                  Balance Sheet
                                  June 30, 2001


                                     ASSETS

Assets
Current Assets:
  Cash                                                                      $                   -0-
                                                                                 ------------------
  Total Current Assets                                                                          -0-
                       Total Assets                                            $                -0-
                                                                                 ==================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
  Current Liabilities:
  Payable to shareholders                                                      $              6,747
                                                                                 ------------------
  Total Current Liabilities                                                                   6,747
         Total Liabilities                                                                    6,747

Stockholders' Deficit:
  Capital Stock -- 600,000,000 shares authorized having a
  par value of $.001 per share; 397,500,000 shares issued
  and outstanding                                                                          397,500
  Additional Paid-in Capital                                                             2,972,862
  Accumulated Deficit                                                                   (3,370,362)
  Deficit Accumulated during Development Stage                                              (6,747)
                                                                                 ------------------
                Total Stockholders' Deficit                                                 (6,747)
                                                                                 ------------------
        Total Liabilities and Stockholders' Deficit                            $              -0-
                                                                                 ==================



                         See accompanying notes to financial statements.


                     Western International Pizza Corporation
                          [A Development Stage Company]
                            Statements of Operations
 For the Twelve-Month and Three-Month Periods Ended June 30, 2001 and 2000, and for the
         Period from Reactivation [April 20, 2000] through June 30, 2001


                                                                                           Reactivation
                                                                                           through June
                                                      2001                2000               30, 2001
                                                 --------------      ---------------      ---------------
Revenues                                       $           -0-     $            -0-    $             -0-

General & Administrative Expenses                        6,622                  125                6,747


                                                 -------------- ---- --------------- ---  ---------------
              Operating Loss                            (6,622)                (125)              (6,747)


Net Loss Before Income Taxes                            (6,622)                 (125)             (6,474)

Current Year Provision for Income Taxes                     -0-                 -0-                  -0-
                                                 --------------      ---------------      ---------------

Net Loss                                       $        (6,622)    $           (125)   $          (6,747)
                                                 ==============      ===============      ===============


Loss Per Share                                 $          (.01)                (.01)   $            (.01)
                                                                $
                                                 ==============     ================      ===============

Weighted Average Shares Outstanding                397,500,000      397,500,000               397,500,000
                                                 ==============     ================      ===============





                         See accompanying notes to financial statements.

                    Western International Pizza, Corporation
                          [A Development Stage Company]
                       Statements of Stockholders' Deficit
 For the Twelve-Month and Three-Month Periods Ended June 30, 2001 and 2000, and for the
         period from Reactivation [April 20, 2000] through June 30, 2001


                                                             Additional                             Net
                               Common          Common          Paid-in         Accumulated     Stockholders'
                               Shares           Stock          Capital           Deficit          Deficit
                            ------------     ----------     ------------      ------------     -------------
Balance at reactivation, [April
20, 2000]                    397,500,000        397,500       2,972,862        (3,370,362)               -0-
Net loss for the period April 20,
2000 through June 30, 2000                                                           (125)              (125)
                            ------------     ----------     ------------      ------------     -------------
Balance, June 30, 2000       397,500,000        397,500       2,972,862        (3,370,487)              (125)
Net Loss for year ended
 June 30, 2001                                                                     (6,622)            (6,622)
                            ------------     ----------     ------------      ------------     -------------

Balance, June 30,2001        397,500,000        397,500        2,972,862       (3,377,109)            (6,747)
                            ============     ==========     ============      ============     =============




                         See accompanying notes to financial statements.

                       Western International Pizza, Corp.
                          [A Development Stage Company]
                            Statements of Cash Flows
 For the Twelve-Month and Three-Month Periods Ended July 31, 2001 and 2000, and for the
         Period from Reactivation [April 20, 2000] through June 30, 2001

                                                                                         Reactivation
                                                                                         through June
                                                            2001            2000           30, 2001
Cash Flows Provided by/(Used for) Operating Activities
Net Loss                                             $       (6,622) $         (125) $         (6,747)
Adjustments to reconcile net income to net cash provided by
 operating activities:
      Expenses paid by Shareholders                            6,622             125             6,747
                                                         -----------     -----------     -------------
       Net Cash Used for Operating Activities                    -0-             -0-               -0-

Cash Flows Provided by Financing Activities                      -0-             -0-               -0-

                                                         -----------     -----------     -------------
           Net Increase/(Decrease) in Cash                       -0-             -0-               -0-

Beginning Cash Balance                                           -0-             -0-               -0-
                                                         -----------     -----------     -------------

Ending Cash Balance                                              -0-   $         -0-  $            -0-
                                                         ===========     ===========     =============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest             $           -0-   $         -0-  $            -0-
  Cash paid during the year for income taxes         $           -0-   $         -0-  $            -0-



                         See accompanying notes to financial statements.


                       Western International Pizza, Corp.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                  June 30, 2001

NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (a)    Organization

               The Western International Pizza Corporation ( the "Company"), formerly Kiwi Ventures Ltd., was incorporated under the laws of the State of Nevada on January 30, 1985. The Company acquired Wells & Son, Inc. ("Wells") on November 4, 1985 through a stock exchange. The Company had significant operations up through 1987, but subsequently ceased operations and was dormant for several years.

               New Directors were elected at a board meeting on June 6, 2001, but made effective as of May 15, 2001. At that board meeting, the board of directors changed the fiscal year end of the Company from the last Sunday in July to June 30. This change has been made retroactive to the period ended June 30, 1998. The Company is currently seeking new business opportunities and is classified as a development stage company for financial reporting purposes.

               The financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles. The following summarizes the more significant of such policies:

               (b)    Income Taxes

               The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Prior years' financial statements have not been restated to apply the provisions of the Statement. The cumulative effect of this change in accounting for income taxes as of June 30, 2001 is $0 due to the valuation allowance established as described in Note 3.

               (c)    Net Loss Per Common Share

               In accordance with Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding.

                       Western International Pizza, Corp.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                  June 30, 2001
                                   [Continued]
NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               [continued]

               (d)    Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at June 30, 2001.


               (e)    Use of Estimates in Preparation of Financial Statements

               The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2         LIQUIDITY/GOING CONCERN

               The Company has accumulated losses since inception amounting to $3,377,109, has no assets, and has a net working capital deficiency at June 30, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern.

               Management plans include finding a well-capitalized merger candidate to recommence its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3         INCOME TAXES

               Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2021. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.



                                             NOL
Description                                Balance          Tax           Rate
   Federal Income Tax                        $6,747        $1,012         15%
   Valuation allowance                                     (1,012)
                                                       -------------
        Deferred tax asset 6/30/2001                           $0

NOTE 4         SHAREHOLDER LOAN / RELATED PARTY TRANSACTIONS

               A Shareholder has paid expenses on behalf of the Company in the amount of $6,747 through June 30, 2001. The Company has recorded a liability for these expenses to the shareholder. This unsecured loan bears no interest and is due on demand.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     None, not applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        Identification of Directors and Executive Officers.
        ---------------------------------------------------

     The following table sets forth the name of the Company's current directors and executive officers. This person will serve until the next annual meeting of the stockholders (held the third Friday in August of each year) or until his successors are elected or appointed and qualified, or his prior resignation or termination.

                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------
Todd Albiston         President        05/15          *
                      Director         05/15          *

Kent Faulkner         Vice President   05/15          *
                      Director         05/15          *

Wayne Bassham         Secretary        05/15          *
                      Director         05/15          *


          * These persons presently serves in the capacities indicated.

Business Experience.
--------------------


     Todd Albiston, President and a director is 42 years of age. Mr. Albiston has been employed as an account manager for Bergen Medical Corporation, a medical device company, for the past eleven years. Previously, Mr. Albiston was employed by Great Western Savings and Loan from 1978 to 1990.

     Kent Faulkner, Vice President and a director is 40 years of age. Mr. Faulkner has been employed by Eco Labs, a manufacturer and distributor of commercial cleaners, for the previous 14 years, as a district manager from 1993 to present; as a sales distribution specialist from 1991 to 1993; and as a territory manager from 1984 to 1991.

     Wayne Bassham, Secretary and a director is 42 years of age. He has been employed as a manager for Harley-Davidson of Salt Lake City for the past thirteen years.

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

Item 10. Executive Compensation.
         -----------------------

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
Todd
Albiston      06/30/01    0     0     0     0      0    0    0
President,
Director

Kent
Faulkner      06/30/01    0     0     0     0      0    0    0
Vice President,
Director

Wayne
Bassham       06/30/01    0     0     0     0      0    0    0
Secretary,
Director

John
Winchester,   06/30/00    0     0     0     0      0     0   0
President,
Director


Tyler
Despain       06/30/00    0     0     0     0      0     0   0
Vice Pres./
Director


Luke          06/30/00    0     0     0     0      0     0   0
Bradley,
Secretary
Director

Daniel        06/30/99    0     0     0     0      0     0   0
Shea,
Director

John J.
Hughes,       06/30/99    0     0     0     0      0     0   0
Director

Maurice J.
Shanley,      06/30/99    0     0     0     0      0     0   0
Director


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending June 30, 2001, 2000, or 1999, or the period ending on the date of this Report.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of June 30, 2001, with the computations being based upon 397,500,000 shares of common stock being outstanding.


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

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                            Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class *
----------------     -------------------------     --------
Todd Albiston                    0                    0%
5525 S 900 E #110
Salt Lake City, UT 84117

Kent Faulkner                    0                    0%
5525 S 900 E #110
Salt Lake City, UT 84117

Wayne Bassham                    0                    0%
5525 S 900 E #110
Salt Lake City, UT 84117
                              -------              ------
All directors and
executive officers               0                    0%
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


        None, not applicable;

                              SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WESTERN INTERNATIONAL PIZZA, CORP.



Date:9/25/01                           /S/ TODD ALBISTON
                                       Todd Albiston
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       WESTERN INTERNATIONAL PIZZA, CORP.



Date:9/25/01                           /S/ TODD ALBISTON
                                       Todd Albiston
                                       President and Director


Date:9/25/01                            /S/ WAYNE BASSHAM
                                        Wayne Bassham
                                        Secretary and Director