Form 10QSB
period 2001-09-30
WESTERN INTERNATIONAL PIZZA CORP
filed 2001-11-14
CIK 764794

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

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

                               SEPTEMBER 30, 2001

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



                     WESTERN INTERNATIONAL PIZZA CORPORATION
                          (A Development Stage Company)
                        Statements of Financial Position
    For the Period Ending September 30, 2001 and the Year Ended June 30, 2001




                                                               September 30,     June 30,
                                                                     2001          2001

ASSETS

Current assets                                                   $      -       $     -


      Total assets                                               $      -       $     -




LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Loans from stockholders                                        $     7,864      $ 6,747

    Total current liabilities                                          7,864        6,747

Stockholders' deficit
    Common stock, $.001 par value; 600,000,000
      shares authorized; 397,500,000 shares issued
       and outstanding                                               397,500       397,500

    Additional paid-in capital                                     2,972,862     2,972,862

    Accumulated deficit during the development stage              (3,378,226)   (3,377,109)


        Total stockholders' deficit                                   (7,864)       (6,747)


        Total liabilities and stockholders' deficit              $      -       $     -


                     WESTERN INTERNATIONAL PIZZA CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
             Three Month Periods Ending September 30, 2001 and 2000
 and for the period from reactivation [April 20, 2001] through September 20, 2001


                                                                  Reactivation through
                                             SEP 30,       SEP 30,  To September 30,
                                              2001          2000          2001


Revenues                                 $      -       $      -      $     7,864

Operating expenses

    General and Administrative               1,117         3,073            7,864

Total operating expenses                     1,117         3,073            7,864

Loss before income taxes and
    discontinued operations                 (1,117)       (3,073)          (7,864)

Income taxes                                    -              -             -

Loss from discontinued operations               -              -           (7,864)

Net (loss)                               $  (1,117)     $ (3,073)     $    (7,864)

Basic and diluted (loss) per common share$   (0.01)     $  (0.01)     $     (0.01)



Weighted average number of common
 shares used in per share calculation  397,500,000    397,500,000      397,500,000

                     WESTERN INTERNATIONAL PIZZA CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
             Three Month Periods Ending September 30, 2001 and 2000
 and for the period from reactivation [April 20, 2001] through September 30, 2001




                                                                   Reactivation through
                                             SEP 30,       SEP 30,     September 30,
                                              2001          2000           2001

Cash Flows From Operating Activities

  Net (loss)                            $    (1,117)   $   (3,073)   $    (7,864)
  Adjustments to reconcile net (loss) to net
    cash used in operating activities
    Depreciation                               -              -             -
    Loss from discontinued operations          -              -             -
  Expenses paid by shareholders               1,117         3,073          7,864
Net cash flows from operating activities       -              -             -


Cash Flows From Investing Activities
  Acquisitions of property and equipment       -              -             -

Net cash flows from investing activities       -              -             -


Cash Flows From Financing Activities
  Proceeds from stock issuances                -              -             -
  Net proceeds from debt                       -              -             -


Net cash flows from financing activities       -              -             -


Net increase/decrease in cash                  -              -            -

Cash balance at beginning of period            -              -            -

Cash balance at end of period           $      -      $       -    $       -



Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending September 30, 2001, or since before approximately 1987. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended September 30, 2001, or since on or before approximately 1987. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $1,117.

Liquidity

     At September 30, 2001, the Company had total current assets of $0 and total liabilities of $7,864.

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

                                 WESTERN INTERNATIONAL PIZZA CORP.



Date: 11/15/01              /S/ TODD ALBISTON
                            Todd Albiston, President and Director