Form 10QSB
period 2002-03-31
WESTERN INTERNATIONAL PIZZA CORP
filed 2002-05-15
CIK 764794

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2002

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

                                 March 31, 2002

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



                     WESTERN INTERNATIONAL PIZZA CORPORATION
                          (A Development Stage Company)
                        Statements of Financial Position
      For the Period Ending March 31, 2002 and the Year Ended June 30, 2001




                                                                  March 31,    June 30,
                                                                     2002         2001

ASSETS

Current assets                                                   $      -       $     -


      Total assets                                               $      -       $     -




LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Loans from stockholders                                        $    10,513    $    6,747

    Total current liabilities                                         10,513         6,747

Stockholders' deficit
    Common stock, $.001 par value; 600,000,000
      shares authorized; 397,500,000 shares issued
       and outstanding                                               397,500       397,500

    Additional paid-in capital                                     2,972,862     2,972,862

    Accumulated deficit during the development stage              (3,380,875)   (3,377,109)


        Total stockholders' deficit                                  (10,513)       (6,747)


        Total liabilities and stockholders' deficit              $      -       $     -



                     WESTERN INTERNATIONAL PIZZA CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
       For the three and nine month Periods Ending March 31, 2002 and 2001 and for the period from reactivation [April 20, 2000] March 31, 2002



                                                                                             From reactivation
                                              Three Months Ended     Nine Months Ended       to March 31, 2002
                                              2002          2001     2002        2001



Revenues                                $      -      $      -       $   -    $   -          $       -

Operating expenses

    General and Administrative                1,530       2,896        3,766    6,356              10,513

Total operating expenses                      1,530       2,896        3,766    6,356              10,513

Loss before income taxes and
    discontinued operations                  (1,530)     (2,896)      (3,766)  (6,356)            (10,513)

Income taxes                                   -             -           -        -                  -

Loss from discontinued operations              -             -           -        -                  -

Net (loss)                                   (1,530)  $  (2,896)     $(3,766) $(6,356)        $   (10,513)

Basic and diluted (loss) per common share      (.01)  $    (.01)     $  (.01)  $  (.01)       $     (0.01)



Weighted average number of common
 shares used in per share calculation   397,500,000   397,500,000  397,500,000 397,500,000     397,500,000

                     WESTERN INTERNATIONAL PIZZA CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
       For the three and nine month Periods Ending March 31, 2002 and 2001 and for the period from reactivation [April 20, 2000] March 31, 2002


                                                                                             From reactivation
                                              Three Months Ended     Nine Months Ended       to March 31, 2002
                                              2002          2001     2002        2001

Cash Flows From Operating Activities

  Net (loss)                            $    (1,530)  $  (2,896)      $(3,766)   $(6,356)    $   (10,513)
  Adjustments to reconcile net (loss) to net
    cash used in operating activities
    Depreciation                               -             -            -         -                -
    Loss from discontinued operations          -             -            -         -                -
Net cash flows from operating activities     (1,530)     (2,896)       (3,766)    (6,356)        (10,513)


Cash Flows From Investing Activities
  Acquisitions of property and equipment       -             -            -        -                 -

Net cash flows from investing activities       -             -            -        -                 -


Cash Flows From Financing Activities
  Proceeds from stock issuances                -             -            -        -                 -
  Net proceeds from debt                       -             -            -        -                 -
  Proceeds from shareholder loan              1,530       2,896         3,766      6,356          10,513

Net cash flows from financing activities      1,530       2,896         3,766      6,356          10,513


Net increase/decrease in cash                  -             -            -        -                -

Cash balance at beginning of period            -             -            -        -                -

Cash balance at end of period          $       -      $      -      $     -     $  -         $      -

                        WESTERN INTERNATIONAL PIZZA CORP.
                    Notes to the Interim Financial Statements


NOTE 1- BASIS OF PRESENTATION

          The accompanying unaudited interim financial statements of Western International Pizza Corp. have been prepared in accordance with generally accepted accounting principles and the rule of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in this Registration Statement. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for interim are not necessarily indicative of the results to be expected for the full year.

NOTE 2- SUBSEQUENT EVENTS (REVERSE SPLIT)

          Effective May 6, 2002, the Company reverse split the issued and outstanding common stock on a basis of one for two thousand (1:2,000), while retaining the current authorized capital and par value, and with appropriate adjustments in the stated and surplus accounts. All fractional shares were rounded up to the nearest whole share.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending March 31, 2002, or since before approximately 1987. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended March 31, 2002, or since on or before approximately 1987. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $1,530, stemming from general and administrative expenses.

Liquidity

     At March 31, 2002, the Company had total current assets of $0 and total liabilities of $10,513.

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

                                 WESTERN INTERNATIONAL PIZZA CORP.


Date:05/14/02               /S/ TODD ALBISTON
                            Todd Albiston, President and Director