Form 10KSB
period 2002-06-30
ACCUPOLL HOLDING CORP
filed 2002-10-07
CIK 764794

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

        [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2002

        [   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM              TO
                                                ------------    ------------

                        COMMISSION FILE NUMBER: 000-32849
                        ---------------------------------

                             ACCUPOLL HOLDING CORP.
                             ----------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

              NEVADA                                  11-2751630
              ------                                  ----------
 (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


       4440 VON KARMAN AVENUE, SUITE 125, NEWPORT BEACH, CALIFORNIA 92660
       ------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                    ISSUER'S TELEPHONE NUMBER: (949) 200-4000

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
          TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------          -----------------------------------------
                  N/A                                  N/A

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                          COMMON STOCK, PAR VALUE $.001

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State issuer's revenues for its most recent fiscal year      $ -0-.

         The aggregate market value of voting stock held by non-affiliates of the registrant as of September 18, 2002:
         Common stock, $.001 par value:  $54,962,357

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under plan confirmed by court   Yes      No
                                                               ---     ---

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                   104,492,356 Shares as of September 30, 2002

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

         Transitional Small Business Disclosure Format:  Yes      No  X
                                                             ---     ---

                             ACCUPOLL HOLDING CORP.

                       INDEX TO FORM 10-KSB ANNUAL REPORT


PART I                                                                                                  Page No.
                                                                                                        --------

Item 1.  Description of Business......................................................................   4

Item 2.  Description of Property......................................................................   16

Item 3.  Legal Proceedings............................................................................   17

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.....................................   17

Item 6.  Management's Discussion and Analysis or Plan of Operations...................................   20

Item 7.  Financial Statements.........................................................................   21

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........   21

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with
         Section 16(a) of the Exchange Act............................................................   21

Item 10. Executive Compensation.......................................................................   22

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related
         Stockholder Matters..........................................................................   25

Item 12. Certain Relationships and Related Transactions...............................................   27

Item 13. Exhibits and Reports on Form 8-K.............................................................   28

Signatures............................................................................................   30

Exhibit Index.........................................................................................   31

                                     PART I


Note Regarding Forward Looking Information

         This Annual Report on Form 10-KSB of AccuPoll Holding Corp. (the "Company") contains forward-looking statements made within the meaning of
Section 27A of the Securities Act of 1933, as amended (the 'Act') and Section 21E of the Securities Exchange Act of 1934, as amended (the 'Exchange Act'). Such statements are not based on historical facts and are based on current expectations, including, but not limited to, statements regarding the Company's plans for future development and the operation of its business. Words such as 'anticipates,' 'expects,' 'intends,' 'plans,' 'believes,' 'seeks,' 'estimates,' and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance the Company's business plan on commercially acceptable terms; changes in labor, equipment and capital costs; its inability to attract strategic partners; general business and economic conditions; and the other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. You should not rely on these forward-looking statements, which reflect only the Company's opinion as of the date of this Form 10-KSB. The Company does not assume any obligation to revise forward-looking statements. You should also carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the quarterly reports on Form 10-QSB and any current reports on Form 8-K.

ITEM 1.  DESCRIPTION OF BUSINESS

General Corporate History
-------------------------

Introduction
------------

         AccuPoll Holding Corp. (the "Company") seeks to become a leader in the development, manufacture and marketing of computerized voting machines and associated equipment for use in federal, state and local potential elections, and other elections involving unions and other private organizations.

         Elections are held under the auspices of various governmental systems, especially those in democratic countries. Until the 1960's almost all elections were conducted with manually counter paper ballots and lever-activated mechanical voting machines. Lever machines, which were bulky, heavy and consisted of over 800 moving parts, required significant maintenance and were expensive to warehouse. This method of voting and tallying votes, in addition to being cumbersome and inefficient, was susceptible to inaccuracies, significant time delays, and other difficulties. In 1964, the Votomatic punch card voting system was patented. While this system has not been actively manufactured since the mid 1980's, it remains the most widely used system in North America. In the early 1980's, optical scan voting systems were introduced and began to penetrate the election equipment market place on a relataively small scale.

         In recent years, the election industry has begun to computerize in response to increased public acceptance and familiarity with using computers. Computers offer the opportunity to count ballots accurately and quickly. Additionally, computer technology has created the potential for more convenient participation. Service and support have also become increasingly important components of the newer, technologically advanced voting systems. Even though technology is being accepted more readily, many voting systems being marketed continue to lag in the application of state-of-the-art computer technology, and have lacked durability and flexible functionality.

         The U.S. national election of November 2000 had a significant and disruptive impact on the eleciton industry. Difficulties experienced with accuracy and verifiability, particularly with punch card systems, have generated unprecedented opportunities for manufacturers of electronic voting systems. Estimates range from $500 million to $3 billion to upgrade the election systems nationwide during the next three years.

         AccuPoll Holding Corp. (the "Company") was incorporated in the State of Nevada on January 30, 1985. The original name of the corporation was Kiwi Ventures, Ltd. which owned and operated 17 Godfather's pizza franchise restaurants in Arizona until such operations ceased in approximately 1990. The Company subsequently changed its name to Western International Pizza Corporation but did not conduct any significant operations and was a non-operating public company until May 2002.

         On May 20, 2002, Western International Pizza Corporation ('WIPC') entered into a Stock Exchange Agreement (the "Agreement") with AccuPoll, Inc ('AccuPoll') in a tax-free share exchange under Section 368(a)(1)(B) of the Internal Revenue Code. Such transaction was accounted for as a reorganization. In May 2002, and pursuant to a Certificate filed with the Nevada Secretary of State, WIPC effected a 1 for 2000 reverse split and a 1 for 5 reverse split of all the outstanding shares of its Common Stock, options and warrants. Pursuant to the Agreement, all of the 49,283,000 shares of outstanding Common Stock and outstanding warrants of AccuPoll were exchanged for shares of WIPC. By virtue of the Agreement, the stockholders of AccuPoll acquired 75,500,000 shares of post-split restricted Common Stock of WIPC. The name of WIPC was also changed to AccuPoll Holding Corp.

         Management has accounted for the stock exchange as a capital stock transaction. Accordingly, the stock exchange has been reported as a recapitalization of the Company, which is considered the acquirer for accounting purposes (a 'reverse acquisition'). Through its former stockholders, the Company is deemed the acquirer for accounting purposes because of (a) its majority ownership of WIPC, (b) its representation on WIPC's board of directors, and (c) executive management positions held by former officers of the Company.

Recent Industry Developments
----------------------------

         The U.S. Senate recently passed S.565 the 'Equal Protection of Voting Rights Act', by a vote of 99-1. This bill provides $3.5 billion to the states to update voting equipment and voter registration systems over the next five years. An amendment to this bill, Senate Amendment 2900, requires new voting systems to produce a permanent paper record (i.e., paper ballot) with a manual audit capacity for such system.

         The U.S. House of Representatives recently passed H.R.3295, known as the 'Help America Vote Act' by a vote of 362-63. This bill provides $2.65 billion in federal matching grant funds to the states (3:1 ratio of federal-to-state dollars) over the next three years to upgrade voting systems.

         Following the passage of S.565, a conference committee consisting of 21 members from the House of Representatives and 5 members from the Senate was convened to reconcile the issues between the two bills and issue a conference report with the final language of the election reform bill. The conference committee is expected to issue the conference report before Congress adjourns for the November 2002 election.

         It is estimated that a potential $300 million market for voting systems in the State of California was created with the passage of Proposition 41. Proposition 41 requires that any voting system purchased must produce an official paper ballot for use in election audits and recounts.

         With this in mind, the Company is developing an intuitive touch-screen interface that provides a polling place electronic voting solution that is completely confidential, reliable, accurate, immediate, secure and auditable. While maintaining and preserving the current voter polling place experience, the Company adds the ability to accurately capture in electronic form a voter's true intent, while simultaneously preserving the legally binding vote, the official paper ballot. The ability to simultaneously produce two different electronic audit trails (recorded on both the polling place voting administrative workstation and the local voting station), in addition to generating an independent, voter verifiable paper audit (i.e., the printed paper ballot), which is completely auditable and able to be optically scanned, is the crucial element that makes the Company believe that its patent-pending technology is superior to anything currently available in the market.

         The Company believes that it understands the current marketplace and environment of election reform, including the following:

Timing Issues
-------------

         Virtually every bill being introduced in both the House and the Senate on election reform funding contains a mandate whereby any voting solution implemented must be fully functional no later than the 2004 General Election. In order to meet this deadline, any competitor in the market must have its solution in place today, and already have begun the sales process (see "Industry and Competition").

Understanding the Sales Process
-------------------------------

         The Company, by way of: 1) its exposure, participation, and affiliate relationship with The National Association of Secretaries of State ('NASS'); 2) its prospective alliances with its multi-national vendor/partners to leverage their internal sales teams currently selling to government agencies; and (3) its various connections and contacts with people who are key to the political process, has developed significant knowledge into the workings of, and selling to, government agencies. Areas such as procurement, the government buying sales process, and timing-to-market issues are important to the business plan of the Company.

Three-Stage Rollout Strategy
----------------------------

         The Company plans to commercialize its technology in three ways: First, it will leverage the measures being enacted by Congress to reform the election process in the United States by marketing and selling its AccuPoll voting system across the country to state and local governments. Next, it will design and produce a scaled-down version of its core software and sell it (under the name 'AccuPoll Lite') as a downloadable electronic voting solution to the 100,000+ professional organizations, schools, and religious groups located in the United States. Finally, after proving its model in selling the AccuPoll voting system nationwide to state and local governments, the Company intends rollout an international sales and marketing strategy to penetrate the European, Asia-Pacific, and Latin American markets.

AccuPoll Product
----------------

         According to the National Association of Secretaries of State ('NASS'), there are approximately 200,000 polling places in the United States, 60% of which currently utilize the most criticized forms of voting processes: punch card, lever, or paper ballot systems. It is these 120,000 precincts that the Company will initially concentrate its sales and marketing efforts, because these types of voting systems have come under the most fire to change and reform. According to the National Association of Counties, the standard polling place in the United States is currently configured with five voting stations, which would translate into an average AccuPoll voting system sale of $15,000 ($3,000 per voting station). The selling process to this $4 billion market is typically governed and influenced by the Secretary of State of each state. In addition to leveraging the considerable sales and marketing ability of its strategic partners (see 'Sales and Marketing'), the Company has begun to exploit its affiliate relationship with The National Association of Secretaries of State ('NASS') in order to achieve initial market penetration of its product by specifically targeting the Secretaries of the ten most populous states.

         The Company attended and participated in the last four semi-annual NASS conferences starting at the February 2001 NASS conference (where the first voting resolution measure to address change in voting process was adopted). The Company has also demonstrated its AccuPoll voting system to U.S. Representatives, Secretaries of State, State legislators and local election officials at many other election industry related events since February 2001.

AccuPoll - Lite Product
-----------------------

         As a result of its flexible and broad-based applications, the AccuPoll voting technology can also have commercial applications in any type of voting process. By leveraging its core principles of fairness, accuracy, independence, and anonymity, the Company intends to develop a modified version of its technology, called 'AccuPoll Lite', and sell it into a variety of private-sector and government markets, including, but not limited to, school systems (for student body elections), unions, professional trade organizations, and religious groups.

AccuPoll International Product
------------------------------

         The standard election process is universal by nature; as part of its core technology, the AccuPoll system is multi-lingual, and therefore, initial barriers to entry of foreign commerce will not limit international market penetration of the product. The Company plans to begin its international sales efforts in Europe, and then to Asia/Pacific and Latin America.

Government Testing of Voting Systems
------------------------------------

         The Company expects that its voting systems will be sold primarily to counties in the Untied States and other governmental units. The Company anticipates that its voting systems will meet or exceed the United States Federal Election Commission ("FEC") standards. Voting systems are required to be tested to FEC standards by Wyle Labs and Metamor, the industry's independent testing authorities. In the United States, election systems must also be certified in each state where they are to be utilized. Canada does not require testing and certification, nor do most foreign jurisdictions. The Company intends to submit its voting systems for testing in the near future.

Industry and Competition
------------------------

         BARRIERS TO ENTRY:

         After conducting extensive market research, the Company has identified existing competitors in the electronic voting market. The Company believes that it would be extremely difficult for a new and resource-rich competitor to emerge in the voting market, for the following reasons:

         Traditional players in the voting solutions market, such as Election Systems & Software, Inc., Diebold Election Systems and Global Election Systems, Inc., Sequoia Voting Systems, Hart InterCivic, Unilect, and Advanced Voting Solutions (formerly Shoup Voting Systems), have all built proprietary hardware solutions. Such solutions are cost prohibitive to develop.

         This leaves solutions based on off-the-shelf parts, which come in two types: generic unpackaged PC's and custom packaged solutions.


         Generic PC's (systems such as VoteHere.net, TruVote) are server-based systems; the issue with server based systems (while easy to deploy), is that they will not only be difficult to certify, but even more difficult to sell. The latter is because they have a single point of failure (the polling place server), so that if you store ballots in multiple places, the single server in the polling place running Windows-NT/or 2000 is an 'Achilles heel' if the network or server suffers a failure. Election officials (at NASS) have stated that such solutions are unacceptable due to the obvious risk of losing operational functionality during an election. The AccuPoll system is specifically engineered not to suffer from administrative workstation or network outages during an election.

         This leaves custom packaged solutions based on off-the-shelf parts, such as AccuPoll. While it is technically possible for a larger player to enter this market, there are several issues that have to be addressed. While it may be fairly easy to engineer the external packaging (approximately 6-10 weeks, according to Source Technology), the difficult part is the software.

         Accordingly, a 'big player's' initial learning curve is multi-faceted; it must first learn the election business, it must resolve some challenging design issues, and it must engineer its software together with the appropriate off-the-shelf hardware into an easily configurable and deployable package. Then it must begin the certification process. The Company believes that regardless of its size (and bigger is not necessarily better, in this case) it is potentially at least a six to eight month process.

         A big design issue for any voting system is ADA ("Americans with Disabilities Act of 1990") support. The Company believes that all voting stations should be ADA accessible. All AccuPoll voting stations are capable of supporting an audio ballot and ADA keypad for disabled voters to use to vote unassisted and in private. In the long-term, the Company intends to integrate voice recognition ('VR') into the voting stations because it avoids the need to use special hardware interfaces. Any hardware-engineered solution will require software to interface with the hardware. Accordingly, it would require at least six to eight months of engineering and human factors testing (not to mention the patent issues) for any hardware-based ADA solution. The Company is in the advanced stages of securing an exclusive right-to-use license with the primary patent holder of the two original key patents for voice recognition technology. The Company has filed for patent protection for an electronic voting system that produces a voter verifiable paper ballot that is both human and machine readable and can be cross-audited against the electronic record of the election.

Competition
-----------

         Danaher Controls - Is a long-term supplier of election equipment. Their voting solution is based on the original Shoup 1242 voting station designed by Shoup Voting Solutions. Voters cast their ballots on the ELECTronic 1242 by touching on designated spots on a large paper ballot that lists all the election contests and candidates.

         Election Systems & Software (ES&S) - Is a long-term supplier of election equipment and materials. ES&S is the largest elections-only company in the world. It has a sizable investment in the printed election ballot and its subsequent counting equipment. ES&S offers a full line of voting stations including punch card, optical scan and DRE touch screen solutions. The iVotronic DRE touch screen voting system is their latest product.

         Diebold Election Systems - Produces the AccuVote-TS system. This system was used in a pilot project in Los Angeles County. Diebold Election Systems was recently awarded a contract for the statewide replacement of voting equipment in Georgia. The AccuVote- TS solution is built using proprietary hardware.

         Hart InterCivic - Is a long-term provider of paper-based forms and services to state and local governments. Hart InterCivic's eSlate product is perhaps the leader in DRE voting systems for the disabled. The eSlate product provides the widest support for disabled voters with its integrated audio ballot reader and flexible switches to the specifically designed polling booth. Unlike the other DRE voting system products, the eSlate product does not use a touch screen. Instead it uses a display screen shielded with a polycarbonate cover and a ballot navigation system consisting of a rotary dial and buttons.

         Shoup Voting Solutions - Shoup's DRE touch screen product is packaged as a proprietary hardware and software solution and each voting station operates as a standalone unit.

         Sequoia Voting Systems - Has over 75 years experience in the election industry offering a full range of election products and services. Sequoia Voting Systems has two wholly owned subsidiaries that compete in the election industry. Sequoia Pacific System Corporation based in Exeter, CA and Sequoia Voting Systems Inc. based in Jamestown, NY. Both market, sell and service the same product line.

         UniLect Corporation - Has been in the large government election industry since 1989. A relatively new player to the election industry, The Patriot Touch-Screen Voting System is its only product in the industry today. The Patriot is another example of a voting system based on a package of proprietary hardware and software.

         Avante - Provides a standalone voting station based on a proprietary hardware platform and assignment of a smart card to every eligible voter in the voter registration database. The smart card contains the voter identification number (VID) for the voter that is mapped to a specific ballot to be displayed to the voter.

         Diversified Dynamics - In partnership with Science Applications International Corporation (SAIC) produces the Systems 5 DVRS. The System 5 DVRS is a standalone voting station packaged as a proprietary hardware solution.

         VoteHere.net - Provides a Linux based polling place voting solution using off-the-shelf Compaq PC hardware. All voting stations in a polling place must be connected to a poll site server in the polling place in order for voting to proceed.

Customers and Markets
---------------------

         Source: Election Data Services, Inc.

AccuPoll US
-----------

         The counties using paper ballot, lever machine, punch card and mixed technologies represent approximately sixty percent of 200,000 polling places in the United States.

         According to the NASS, there are approximately 200,000 polling places in the United States, covering 7,000 jurisdictions. There are 1.4 million polling place workers supervised by 22,000 election officials, who currently use over five different types of voting technologies. The 100 million voters in the U.S. use over 700,000 voting machines.

         Of the 200,000 polling places, approximately 60% are currently using punch card, lever, or paper ballot technology. It is this population of 120,000 polling places that the Company is targeting with its ballot buddy touch-screen electronic voting product.

AccuPoll International
----------------------

         The Company estimates approximately 400 million voters worldwide. Allowing for one voting station per 250 voters, this equates to approximately
1.6 million voting stations potentially required.

AccuPoll Lite
-------------

         The Company will market this product as a scaled-down version of its core voting technology, and offer it under a typical software-licensing model. Packaged, either to be sold at retail or downloaded off of the Internet, the Company plans on charging a one- time fee.

Election Management
-------------------

         The Company will also pursue at an appropriate time professional services offerings for running elections and for providing election audit services. Doing so will provide the Company an opportunity for diversified growth and will provide a recurring revenue stream beyond product support and maintenance contracts.

Mission Statement
-----------------

         "To protect an individual's right to vote by insuring access, accuracy, privacy and integrity in the voting process by becoming the leading provider of polling place electronic voting solutions that are reliable, accurate, immediate, confidential, secure, easy-to-use, and auditable."

Legislative Compliance
----------------------

         One of the biggest potential deterring factors for streamlining the implementation of any new voting system is the need to adopt new legislation to allow a new procedure and/or system to be utilized in the voting process. The AccuPoll voting system is the only electronic voting solution available that also produces an auditable paper ballot as part of its final product. No new legislation is required in order for it to be purchased and implemented. This is a crucial component of the Company's marketing strategy, as most jurisdictions in the United States consider the only official vote to be a paper ballot, and would require political and time- consuming legislative changes in order to adopt paperless voting systems.

Preserve a Voter's Sense of Trust in Voting
-------------------------------------------

         While there is a consensus that the voting system in the United States needs improvement, the Company believes that the main emphasis must be placed on gaining voter's trust via accuracy and reliability in the voting process. Accordingly, the Company will gain that trust by adhering to the following principles of fairness, anonymity, and equality:

         1. Each voter's choice must be made in privacy and be kept secret;

         2. Each eligible voter can vote only once, and only for those offices for which the voter is entitled to vote;

         3. The voting system shall not permit the tampering of votes, nor facilitate the buying or selling of votes;

         4.       All votes must be reported accurately;

         5. The voting system shall remain available and operable during the voting period authorized for the election; and

         6. An audit trail must be kept to ensure that the above principles are met, but the audit trail must not violate the above principles.

         From the voter's perspective, the actual process of voting using AccuPoll at a polling place is very similar to what it is today. A voter prepares his or her ballot at a voting station. When the voter is satisfied with the ballot; it is printed on a ballot printer (directly attached to the voting station) in a form that is both human and machine-readable on blank official election ballot paper stock. The ballot is deposited in the ballot box just as ballots are handled today. Thus, the Company feels that voters will easily understand and feel comfortable and confident with the system. The Company has based its system on replicating the historical voting process while, at the same time, ensuring that AccuPoll is more secure, more accurate, and not subject to accidental vote loss, manipulation or equipment tampering.

Typical Voter Experience
------------------------

         In keeping with the Company's overall philosophy to create a positive voting experience, following are the steps (in chronological order) that a voter will take when voting at a polling place that uses the AccuPoll voting system:

         1. A voter would enter the voting place, and after an election official has authenticated the voter's identity, the voter receives an anonymous 'voting key' (i.e., smart card), enabling him or her to vote only once at a voting station.

         2. Once in the voting booth, the voter will insert the voting key into the voting station in order to begin the voting process. The voting key does not identify the voter, so the voter's choices will remain secret.

         3. Insertion of the voting key activates the voting station touch screen, and presents the voter with a language selection screen. The voter selects his or her language of choice and is presented with an instructional screen in that particular language.

         4. Once the voter touches 'NEXT', the voter will be presented with a series of contest screens, each of which presents a set of candidates in a specific contest. The candidate is selected by touching the button with the chosen candidate's name on it.

                  Alternatively, the voter can enter a write-in candidate(s) for that specific contest.

         5. Once the voter has voted for the candidates of his or her choice, the voter is presented a final screen that shows his or her selections in every race, and asks the voter to verify his or her selections before pushing the 'CAST BALLOT' button.

         6. Pushing of the 'CAST BALLOT' button instructs the system to do the following:

                  a. Record on the voting key the anonymous unique identifier ('ballot key') of the ballot, and disable the voting key to prevent the voter from voting again,

                  b.       Print a paper ballot at the local voting station,

                  c.       Record the ballot on the local voting station, and

                  d. Record the ballot on the voting administrative workstation.

         7. The voter then takes the paper ballot and reviews it one last time to make certain that his or her candidate choices are correct.

         8. If the choices are correct, then the voter places the paper ballot in an official ballot box, just as voters do today.

         9. If the voter discovers an error after the printed ballot is produced, the election official can then use the voter's voting key to spoil the ballot, and the voter will be given a new voting key to re-vote.

         The paper ballot contains the ballot key associated with the electronic ballot and prevents multiple paper ballots from being counted twice by automated counting equipment.

         Upon polling place closing, the immediate preliminary counts are available from each voting station (and in aggregate) from the voting administrative workstation. AccuPoll eliminates any possibility of compromise because the electronic ballot count is fully auditable against the paper ballot count and vice-versa. The paper ballots themselves are produced in both machine and human readable form so that an optical scanner can be used to count ballots. If required, a full hand count may also be conducted. Furthermore, after polling place closing, the local election officials will be asked to insert a blank write-once CDROM into the voting administrative workstation. A copy of the ballots stored on the voting station, or the voting administrative workstation, will be written onto the CDROM thereby creating an indelible and permanent record of the vote. The CDROM will also contain the full XML specification that was used to create the ballot thereby ensuring that the voting data can be correctly interpreted at any time in the future.

Eliminate Reliance on Proprietary and Closed Systems
----------------------------------------------------

         By basing its solution on 'open' standards (JAVA language, Linux, and XML for the ballot and behavior specifications), the Company has eliminated the need to buy into proprietary technologies that are expensive to acquire and maintain. The Company intends to leverage this open technology in three ways:

         1. The use of non-proprietary hardware technology and open source software reduces one-time acquisition and ongoing maintenance costs;

         2. State and local governments can quickly deploy the AccuPoll system due to the Company's ability to utilize 'off-the-shelf' packaged hardware. Therefore, large 'ramp-ups' can be facilitated due to the Company's scalable solution; and

         3. Replacement parts (such as ballot printers) are readily available, thereby reducing maintenance costs and unit down times.

Products
--------

         The events surrounding the 2000 General Election have demonstrated that the time has come to update the technology used in the United States to vote. To this end, NASS, during their Winter Conference 2001 passed a Resolution (which was facilitated by Booz-Allen) mandating that the voting process must change, and election reform must address People, Process, and Technology during the three phases of the election cycle: Pre-Election day, Election day, and Post-Election day. The AccuPoll solution addresses and simplifies all of these elements, by providing the following benefits to voters and election officials:

         1. No misunderstanding of voter intent: AccuPoll's 'user-friendly voting application' guides the voter through the voting process and confirms the voter's selections before the ballot is cast.

         2. Significantly Reduces Undervoting Due to Voter Error: The AccuPoll voting system warns a voter if he or she does not vote in a particular contest, and provides a paper audit in the form of an official paper ballot which will serve to reduce the incidence of undervoting, as addressed in a CalTech/MIT study.

         3. Eliminates Over-Votes: The AccuPoll voting system disallows a voter from selecting more candidates than are allowed in any election contest.

         4. Audit Trail: By recording the votes simultaneously in multiple locations (paper ballot, individual voting terminal, and polling place administrative workstation), a well-defined and traceable audit trail exists within the AccuPoll system that quickly and consistently verifies election results, in the event of a challenge.

         5. No Legislative Change: As the paper ballot is the legal ballot in most jurisdictions, and the AccuPoll system generates a paper ballot as part of its end product, there is no need to obtain legislative change in order to adopt the AccuPoll solution.

         6. ADA Compliant: The AccuPoll system meets all standards of the Americans with Disabilities Act of 1990, requiring that accommodations for Americans with disabilities be provided.

         7. Multi-Language Compliant: The AccuPoll system meets all standards of the Voting Rights Act of 1965 (amended in 1975), protecting minority language rights.

         8. Reduced Acquisition Costs: By using non-proprietary hardware technology and open source software in the AccuPoll system, both initial acquisition and ongoing maintenance costs are reduced.

         9. Elimination of Pre-Printed Ballots: The cost of printing election ballots is reduced because the ballots do not need to be pre-printed; they are self-generated (and customized) by the AccuPoll system.

         10. Reusable Smart Cards: The implementation of reusable smart cards at polling places is more cost- effective and secure than distributing smart cards to all registered voters, and at the same time, maintains anonymity.

         The AccuPoll voting system consists of one or more voting stations that offer an 'ATM-like' interface to the voters, and which prepare and print ballots for machine or hand counting. These voting stations are connected via a local area network ('LAN') to a voting administrative workstation. The LAN is not connected to any network outside the polling place during voting hours. Tampering with voting results is thus minimized, as there is no access to the system other than through the supervised polling place.

         At the same time that the ballot is printed, the voter's choice is stored locally on the voting station and also immediately transmitted to the polling place voting administrative workstation. Thus, when the polling place closes, three redundant copies of the anonymous ballots are available:

         1.       The electronic ballots recorded by each voting station.

         2. The electronic copies of each voting station's ballots recorded on the voting administrative workstation.

         3. The voter verifiable printed ballot that the voter has deposited into the ballot box before leaving the polling place.

         Accordingly, each ballot is securely stored in multiple locations and forms that can be readily cross-audited against each of the other ballot representations.

Bundled Hardware and Software Packages
--------------------------------------

         The Company has structured its AccuPoll product offering as a series of six simple packages. Its goal is to provide the states and counties the ability to purchase just what they need with clear future upgrade options to support anticipated growth. No matter what combination of products are ordered, the end-user polling place will receive its order in a customized, self-contained and mobile case. The Company's software licensing model is based on the number of voter display screens and on an ongoing program of software maintenance and support fees. The proposed packaging is as follows:

Voting Administrative Workstation Kit
-------------------------------------

         This is a laptop PC pre-loaded with AccuPoll administration software, a smart-card reader/writer and a CD-RW.

Voting Station Kit
------------------

         This is a voting station pre-loaded with AccuPoll voting station software (1 license), one smart card reader/writer, one touch sensitive screen, and one ballot printer. The kit is self-contained within a robust and mobile luggage-type case, complete with wheels and a handle. A disabled accessibility kit consisting of a ADA keypad and audio headphones can also be purchased for each voting station.

Networking Kit
--------------

         This kit provides all networking equipment and cables that are required to connect up to two voting station servers to the voting administrative workstation.

Voting Key Kit
--------------

         A 10-pack of voting keys for use in voting stations.

         A minimal polling place solution will need one Voting Administration Workstation Kit, one Voting Station Kit with disabled accessibility kit, one Networking Kit and one Voting Key Kit. AccuPoll anticipates that the typical polling place will purchase one Voting Administration Workstation Kit, five Voting Station Kits (providing the county or state the ability to add capacity by adding voting station screens), one Networking Kit, five Voting Key Kits, and one Administrative Voting Key Kit.

Training
--------

         As part of the overall AccuPoll package, the Company will offer training (both online and through its strategic partners) on the system in three distinct areas:

Deployment/On-site
------------------

         This function will be outsourced to a third-party service company, that will also be responsible for servicing, maintaining, and fixing on-site equipment and software. Currently, the Company is in negotiations with multiple potential strategic partners to assist in the deployment of its product.

Election Workers
----------------

         The Company intends to deliver this aspect of training via classroom based training as required by state election law. There will be two levels of training: a generic level that is uniform across all states, and secondly, a specific level that is unique to each state and county. All election worker training will be divided into three categories, as follows:

         1. Pre-Election Day training: ballot creation, planning for the logistical deployment needs of the AccuPoll system, and pre-election administrative activities.

         2. Election Day training: all administrative activities required to open, operate, and close the AccuPoll system on Election Day (e.g. loading the ballot, printing reports, how to spoil ballots, troubleshooting, etc.)

         3. Post-Election Day training: planning for logistical packing and storage of the AccuPoll system.


Voting Public
-------------

         Education of the voting public is crucial to election voting reform, as confirmed in several new pieces of legislation, including, but not limited to, section 204(3)(A)(v) of the 'Bipartisan Federal Election Act of 2001' and Florida election reform bill 'SB 1118'. The voting public must become familiar with the voting process, changes in voting technology, and layout of the ballot. The Company is designing (and will host) a public portal that will offer a customized version of training that is targeted at specific voting jurisdictions.

Sales and Marketing
-------------------

         The Company anticipates that the availability of Federal funding to facilitate the conversion from paper, lever, and punch card technologies to touch screen-based voting solutions will speedup the procurement process of local and state governments. The U.S. Senate passed S.565 the 'Equal Protection of Voting Rights Act', by a vote of 99-1. This bill provides approximately $3.5 billion to the states to update voting equipment and voter registration systems over the next five years. An amendment to this bill, Senate Amendment 2900, requires new voting systems to produce a paper ballot. The U.S. House of Representatives passed H.R.3295, known as the 'Help America Vote Act', by a vote of 362-63. This bill provides approximately $2.65 billion in federal matching grant funds to the states (3:1 ratio of federal-to-state dollars) over the next three years to upgrade voting systems.

         An approximated $300 million market for voting systems in the State of California was created with the passage of Proposition 41. Proposition 41 requires that any voting system purchased must produce an official paper ballot for use in election audits and recounts.

         The Company has outlined a two-fold marketing strategy in order to drive sales of its AccuPoll voting system to state, local, and county governments. First, AccuPoll will build an internal sales and marketing team to handle the 'first- line' of sales, targeting all 50 members of NASS. Next, the Company will leverage the indirect sales and marketing teams (currently targeting and selling to government agencies) that currently exist and operate inside of its strategic partners, by establishing specific sales programs resulting in vertical applications that provide added value to end-user customers.

Internal Sales and Marketing
----------------------------

         As the Secretary of State is generally the guiding influence behind polling place voting solution purchases at the State level, the Company will exploit its affiliate relationship with NASS in order to achieve initial market penetration of its product by specifically targeting the Secretaries of the ten most populous states. This process has already begun, with the Company's successful participation in the 2001 and 2002 NASS conferences (where the first voting resolution measure to address change in voting process was enacted in
2001). Subsequent to this, the Company has had demonstrations of its AccuPoll voting system to U.S. Representatives, Secretaries, and State legislators.

         While the principals of the Company have developed the initial relationships with key members of NASS, it is the goal of the Company to build an internal sales and marketing team to facilitate future sales of its product.

Use of Strategic Partners
-------------------------

         The Company is in the process of setting up a network of prospective strategic alliances with vendors that not only produce products (and services) that are the benchmark of their industries, but additionally, bring necessary key ingredients to ensure the successful deployment of the AccuPoll voting system: technology, sales and marketing, packaging, manufacturing, and on-site deployment. Further, these companies have their own internal sales divisions that have strong internal paths to market with the public sector, which typically are located in and focus on selling other solutions to State and Federal government agencies. The Company, by way of its relationships with these partners, intends to leverage these indirect sales forces to further sell its AccuPoll voting system into its target markets: state and local governments.

         The Company is in discussions with multiple strategic partners to provide the following services relating to the AccuPoll voting system: provide roll-out support; election worker education; AccuPoll help desk; and break/fix support, and would also be the partner to assist counties in running their own elections.

Risks Related to Our Business
-----------------------------

         We have incurred net losses and may incur losses in future periods and we have an accumulated deficit of $2,406,580 at June 30, 2002.

         We anticipate future losses and negative cash flow.

         We may not generate sufficient cash flows for our operations.

         Our limited operating history makes future forecasting difficult.

         Our success depends on the viability of our business model, which is unproven and may be unfeasible.

         Our quarterly operating results may fluctuate, which may affect our ability to finance our growth and operations.

         The market for our products is new, and we are unable to provide any assurance that a viable market for our products will emerge or be sustainable.

         The loss of the services of one or more of our key personnel, or our failure to attract, assimilate and retain other highly qualified personnel in the future, could disrupt our operations and result in a reduction in net sales.

         We depend on key personnel to operate our business effectively in the rapidly changing markets, and if we are unable to hire appropriate management and technical personnel, our ability to develop our business could be harmed.

         We are developing new products and services that may not be successful.

         Any failure by us to successfully expand our operations would have a material adverse effect on us.

         We may not be able to manage our growth or obtain the resources necessary to achieve our growth plans.

         We may not be able to compete successfully against current and future competitors.

         If we fail to protect our intellectual property rights, competitors may be able to use our technologies, which could weaken our competitive position, reduce our revenues or increase our costs.

         Intellectual property claims against us can be costly and could impair our business.

         If the protection of our trademarks and proprietary rights is inadequate, our brand and reputation could be impaired and we could lose customers.

         We rely on strategic relationships to commercialize our products, and these relationships may require that we expend significant resources without guarantees that our endeavors will be profitable.

         Fluctuations in economic conditions could adversely affect our business.

         Our management is new and may not work together successfully.

         Failure to promote and protect our brand will harm our business.

         Changes to financial accounting standards may affect our reported results of operations.

         We may engage in future acquisitions or strategic investments that we may not be able to successfully integrate or manage, and such acquisitions or strategic investments may dilute our stockholders and cause us to incur debt and assume contingent liabilities.

         We may review acquisition prospects and strategic investments that would complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that otherwise may offer growth opportunities. Any of such acquisitions or investments could dilute significantly our investors. Although we have no current agreements or negotiations underway with respect to any such acquisition or strategic investment, we may acquire or make investments in businesses, products or technologies in the future. Acquisitions and strategic investments may entail numerous integration risks and impose costs on us, including:

         1.       unanticipated costs;
         2. diversion of management's attention from our core business concerns;
         3. adverse effects on existing business relationships with suppliers and customers;
         4. risks of entering markets in which we have no or limited prior experience;
         5.       diluting issuances of equity securities;
         6.       incurrence of substantial debt;
         7.       assumption of contingent liabilities;

         We will need to raise more capital, but the availability of additional financing is uncertain.

         If our capital requirements vary significantly from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our existing stockholders will be reduced. In addition, stockholders may experience further dilution, or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, such securities would have rights, preferences and privileges senior to holders of common stock, and the terms of such securities could impose restrictions on our operations. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, which could impact negatively our product development and sales.

         We may be unable to meet our additional liquidity requirements.

         The trading price of our common stock and our operating results are likely to fluctuate substantially in the future.

         The Company's products are dependent upon satisfactory testing and certification before sales may be made in a voting jurisdiction. In the United States, the Company's ability to respond to a request for proposals from voting jurisdictions and to make sales to those jurisdictions is dependent upon satisfactory completion of testing of its voting products (and similar future products or variations) by Wyle and Metamor Labs, the industry's designated independent testing authorities and upon certification by each state. If for some reason not now known or anticipated, a product did not test satisfactorily, the Company's business could be materially and adversely affected to the extent it was unable to offer and sell that product. Similarly, the failure of a product to be certified in a state would prevent the sale of the product in that state.

         Because the Company will deal with governmental authorities in making offers and sales of its products, it can also be adversely affected by changes in those authorities, revisions to or promulgation of new requirements and standards in a state, and unanticipated or unforeseen impediments in the bidding, award and implementation process.

Research and Development
------------------------

         Certain expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures approximated $176,000 for the period August 9, 2001 (inception) through June 30, 2002.

         The Company defers certain costs related to the preliminary activities associated with the manufacture of its product, which the Company has determined have future economic benefit. These costs will be amortized over its expected useful life when the product is available for general release to customers. Management periodically reviews and revises, when necessary, its estimate of the future benefit of these costs and expenses them if it deems there no longer is a future benefit. At June 30, 2002 product development costs capitalized approximated $112,000.

Patents Pending and Intellectual Property
-----------------------------------------

         The Company has taken steps to protect both its intellectual property and brand name in the marketplace. The Company has engaged the intellectual property law firm of Knobbe, Martens, Olson and Bear LLP as legal counsel for intellectual property and trademark related matters. On July 6, 2001, the Company filed a provisional patent application titled SYSTEMS AND METHODS FOR ELECTRONIC VOTING (No. 60/303/476) with the U.S. Patent and Trademark Office ("USPTO"). As the next step in the patent process, patent application No. 10/190/964 was filed with USPTO on July 5, 2002. It typically takes two to three years for the USPTO to complete the review of a patent application. The Company also filed trademark applications (Nos. 76/412,455 and 76/412,460) with the USPTO to protect the AccuPoll brand name and logo on May 24, 2002.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company shares office space with Web Tools International, Inc., an affiliate of the Company. The two companies combined occupy approximately 2,500 square feet of office space located at 4440 Von Karman Avenue, Suite 125, Newport Beach, California, 92660. Currently, the Company employees and consultants occupy approximately half of the 2,500 square feet of office space, and the Web Tools International employees and consultants occupy the other half of the office space. The Company is currently seeking new office space to occupy within the next ninety (90) days. The Company is seeking space of between 5,000 and 10,000 square feet. The current office space is sub-leased by Web Tools

International, Inc., expired in September 2002 and is currently month-to month. The Company has not been required to pay any portion of the rent.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company may become subject to routine and ordinary legal proceedings as to be expected in the normal course of business. As of the date of this filing, there is no current or threatened litigation against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There have been no matters submitted to a vote of the security holders during the fiscal year ended June 30, 2002, except that the shareholders approved a change in the name fo the Company and approved an amendment to its Articles of Incorporation regarding an increase in the authorized number of shares of Common Stock from 300,000,000 shares to 600,000,000 shares by a written memorandum of action signed by a majority of the stockholders of the Company dated May 17, 2002.

                                    PART II.

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS.

         The Common Stock of the Company is traded on the NASD Electronic Bulletin Board over-the-counter market, and is quoted under the symbol ACUP.

Common Stock
------------

         The Articles of Incorporation of the Company authorize 600,000,000 shares of Common Stock, $.001 par value. As of June 30, 2002, the Company had 102,797,408 shares of Common Stock, $.001 par value, that were issued and outstanding, which were held by approximately 925 stockholders of record.

2002 Consultant Compensation Plan
---------------------------------

         The Company recently adopted and approved its 2002 Consultant Compensation Plan (the "Plan") which provides for the issuance of up to 12,000,000 shares of its Common Stock to consultants for services to the Company. Directors, officers and employees of the Company are not eligible to participate in the Plan. The Plan is administered by a committee comprised of Dennis Vadura, Chief Executive Officer of the Company, and Frank J. Wiebe, the President, Secretary and Treasurer of the Company.

Options and Warrants
--------------------

         As of June 30, 2002, the Company had outstanding warrants to purchase 24,611,488 shares of Common Stock at exercise prices ranging from $.08 to $.12.

         As of June 30, 2002, the Company had outstanding stock options to purchase 6,780,000 shares of Common Stock at an exercise price of $.31 per share.

Registrar and Transfer Agent
----------------------------

         The registrar and transfer agent of the Company is Interwest Transfer Co., Inc., 1981 Murray Road, Suite 100, Halliday, Utah 84117-5148; telephone
(801) 272-9294.

Market Price
------------

         The Common Stock of the Company commenced trading in May 2002 and its trading symbol is "ACUP" . The following table sets forth the range of high and low closing bid prices per share of the Common Stock of the Company as reported by Pink Sheets, L.L.C. for the periods indicated.

                                                      High Closing  Low Closing
                  Fiscal Year 2002                    Bid Price      Bid Price
                  ----------------                    ------------  -----------

                  2nd Quarter . . . . . . . . . .     $ 0.001       $ 0.001
                  3rd Quarter . . . . . . . . . .     $ 0.001       $ 0.001
                  4th Quarter (1) . . . . . . . .     $ 1.00        $ 0.10
                  4th Quarter (2) . . . . . . . .     $ 4.70        $ 0.45

                  Fiscal Year 2003
                  ----------------

                  1st Quarter (3) . . . . . . . .     $ 4.60        $ 4.20
                  1st Quarter (4) . . . . . . . .     $ 1.21        $ 0.85

-------------------------------

(1) Includes April 1, 2002 through May 29, 2002, before a 1 for 2000 reverse split and a 1-for-5 reverse split.
(2) Includes May 30, 2002 through June 30, 2002 after a 1 for 2000 reverse split and a 1-for-5 reverse split.
(3)  Before a 4-for-1 forward split in July 2002.
(4)  After a 4-for-1 forward split in July 2002.

         The closing price of the Common Stock of the Company on October 2, 2002, was $.95 per share.

         When the trading price of the Company's Common Stock is below $5.00 per share, the Common Stock is considered to be "penny stocks" that are subject to rules promulgated by the Securities and Exchange Commission (Rule 15-1 through 15g-9) under the Securities Exchange Act of 1934. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the Commission's standardized risk disclosure document; (b) providing customers with current bid and ask prices; (c) disclosing to customers the brokers-dealer's and sales representatives compensation; and (d) providing to customers monthly account statements.

Dividend Policy
---------------

         The Company has not adopted any policy regarding the payment of dividends on its Common Stock. The Company does not intend to pay any cash dividends on its Common Stock in the foreseeable future. All cash resources are expected to be invested in developing the Company's business.

Recent Sales of Unregistered Securities
---------------------------------------

Common Stock
------------

         In August 2001, AccuPoll, Inc., which was acquired by the Company in May 2002, issued 61,280,000 shares of restricted Common Stock at par value to various individuals in connection with the formation of AccuPoll, Inc. which were subsequently exchanged for Common Stock of the Company. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

         In April 2002, the Company issued 612,800 shares of restricted Common Stock to Source Technologies, an unrelated party, in connection with the assumption of a note receivable from Web Tools International, Inc. The Common Stock was valued at $50,000 (estimated by the Company to be $0.08 per share), which is the amount of the assumed receivable. The related receivable has been offset within related party payables. The Company relied on the exemption under
Section 4(2) of the Securities Act of 1933, as amended.

         In April 2002, the Company issued 3,840,000 shares of Common Stock at $0.08 per share to consultants as a non- refundable retainers in exchange for general business consulting services to GCH Capital, Reid Breitman and Jamie Mazur. The related services are to be provided through April 2004. The Company relied on Section 4(2) of the Securities Act of 1933, as amended.

         In May 2002, the Company issued 75,500,000 shares of restricted Common Stock in connection with a stock exchange with the holders of all of the issued and outstanding capital stock of AccuPoll, Inc., a Delaware corporation, regarding a reverse acquisition transaction, in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

         In May 2002, in connection with the reverse acquisition, the Company issued 18,639,000 shares of Common Stock to shareholders of the public company and various finders; Aramis Investments, LLC; The Glacier Trust; The Viper Trust; The Morpheus Trust; Picasso, LLC and various shareholders of Web Tools International, Inc. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

Warrants
--------

         From December 2001 through May 2002, the Company granted warrants to purchase 3,724,292 shares of the Company's restricted Common Stock at an exercise price of $0.08 per share to GTS Gann Trading, ABN Amro, BSI S.A., Lemanik, Liba Vadura, Miles Busby, and Righetti Roberta. The warrants vested on the date of grant and are exercisable through March 2007. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1934, as amended, and under Section 4(2) of the Securities Act of 1933, as amended.

         From February 2002 through June 2002, the Company granted warrants to purchase an aggregate of 533,324 shares of the Company's restricted Common Stock at exercise prices ranging from less than $0.001 to $0.06 per share to Dave Stefano, Rob De Losa, ADG and OTMCP. The Company relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and/or under Section 4(2) of the Securities Act of 1933, as amended.

         From April 2002 through May 2002, the Company granted warrants to purchase 3,561,900 shares of the Company's restricted Common Stock at an exercise price of $0.12 per share to ABN Amro, BSI S.A., Lemanik, Liba Vadura, Miles Busby, and Righetti Roberta. The warrants vested on the date of grant and are exercisable through March 2007. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and under Section 4(2) of the Securities Act of 1933, as amended.

         From April 2002 through June 2002, the Company granted warrants to purchase 3,332,100 shares of the Company's restricted Common Stock at an exercise price of $0.12 per share to ABN Amro, BSI S.A., Lemanik, and Righetti Roberta. The warrants vested on the date of grant and are exercisable through March 2007. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1934, as amended, and under Section 4(2) of the Securities Act of 1933, as amended.

         From May 2002 through June 2002, the Company issued 1,761,188 warrants at an exercise price of $0.06 per share to Southampton, Ltd. The Company relied on Regulation S as an exemption from registration under the Securities Act of 1933 as amended, and under Section 4(2) of the Securities Act of 1934, as amended.

         In May 2002 the Company granted warrants to purchase an aggregate of 2,000,000 shares of restricted Common Stock at an exercise price of $.25 per share to Jamie Mazur and Reid Breitman for consulting services in reliance upon
Section 4(2) of the Securities Act of 1933.

         In May 2002, the Company granted warrants to purchase 1,200,000 shares of the Company's restricted Common Stock at an exercise price of $0.25 per share to Thomas J. Howells, Travis Jenson, Baure Cosgrove, Duane Jenson, James Doolin, Jeffrey Jenson, and Leonard Burningham. The Company relied on Regulation S as an exemption from registration and/or Section 4(2) of the Securities Act of 1933, as amended.

Stock Options
-------------

         In May 2002, the Company granted stock options to purchase an aggregate of 6,480,000 shares of restricted Common Stock, at an exercise price of $0.31 per share, to various employees of the Company. The Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

         In May 2002, the Company granted stock options to purchase 300,000 shares of restricted Common Stock, at an exercise price of $0.31 per share, to a consultant, Craig A. Hewitt. The options are exercisable through May 2012. The Company relied on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         The Company has not generated any revenues from its operations since the inception of AccuPoll, Inc., the Company's wholly owned subsidiary, in August 2001, and does not expect to report any revenue until the successful development and marketing of its touch-screen electronic voting products. Additionally, after the launch of the Company's products and services, there can be no assurance that the Company will generate positive cash flow and there can be no assurances as to the level of revenues, if any, that the Company may actually achieve from its planned operations.

Plan of Operations
------------------

         The Company intends to specialize in selling touch-screen voting systems primarily to counties throughout the United States. Secondary markets include a scaled-down version of the product, and an international version of the product.

         The Company's success will depend on its ability to obtain government contracts, primarily through the counties in the United States to replace their current voting systems with the touch-screen voting solutions provided by the Company.

Liquidity and Capital Resources
-------------------------------

         Since inception through June 30, 2002, the Company has raised a total of approximately $1.06 million dollars, from the sale of approximately 13,625,608 shares of restricted Common Stock at prices that range from $0.08 per share to $0.12 per share.

         The Company's cash was $287,159 as of June 30, 2002.


         The management of the Company believes that the Company will not generate any significant revenues in the next few months, nor will it have sufficient cash to fund operations. As a result, the Company's success will largely depend on its ability to secure additional funding through the sale of its Common Stock and/or the sale of other debt securities. There can be no assurance, however, that the Company will be able to consummate debt or equity financing in a timely manner, or on a basis favorable to the Company, at all.

Capital Expenditures
--------------------

         The Management of the Company anticipates certain capital expenditures related to testing of its voting products, while also conducting parallel marketing activities in certain precincts in order to win government contracts from particular counties throughout the United States. The Company has estimated that fifty (50) of these units will be necessary to complete such testing. The estimated cost of these fifty (50) units is estimated at $115,000. The Company will be reliant on future fund raising in order to pay its suppliers for these units.

Going Concern
-------------

         The Company's independent certified public accountants have stated in their report included in this Form 10-KSB, that the Company has incurred a net loss of $2,406,580 during its fiscal year ended June 30, 2002, has been in the development stage since it began operations in August 2001, has not generated any revenues from operations and there is no assurance of any future revenues. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Inflation
---------

         Management believes that inflation has not had a material effect on the Company's results of operations.

ITEM 7.  FINANCIAL STATEMENTS.

         The consolidated financial statements of the Company for its fiscal year ended June 30, 2002 are provided with this Form 10-KSB and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On May 24, 2002, the Company selected Squar, Milner, Reehl & Williamson, LLP, ("Squar") as the independent auditors of the Company to audit the consolidated financial statements of the Company for the fiscal year ended June 30, 2002. The Company's prior fiscal year end financial statements were audited by Mantyla McReynolds ("Mantyla"). The Company dismissed Mantyla McReynolds on May 24, 2002. The decision to change auditors was approved by the Board of Directors.

         During the two most recent fiscal years, and any subsequent interim period prior to May 24, 2002, the Company believes that there were no disagreements with Mantyla on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mantyla would have caused them to make reference to the subject matter of the disagreements in connection with their report. Mantyla's report on the financial statements of the Company for each of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. Mantyla's report for the fiscal year ended June 30, 2001 and the three months ended June 30, 2000, contained a going concern qualification, and contained a fourth explanatory paragraph describing going concern contingencies.

         During the two most recent fiscal years, and any subsequent interim period prior to May 24, 2002, the Company believes that there was no disagreement or difference of opinion with Mantyla regarding any "reportable event" as that term is defined in Item 304(a)(1)(v) of Regulation S-K. There were no reportable events as that term is defined in Item 304(a)(1)(iv)(B) of Regulation S-B.

         During the two most recent fiscal years ended June 30, 2002, the Company (or anyone on the Company's behalf) did not consult Squar in connection with the Company's financial statements regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements or any matter that was the subject of any reportable event.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Officers
----------------------

         The present directors and officers of the Company are as follows:

         Name(1)(2)           Age   Position
         ---------------      ----  ------------
         Dennis Vadura        41    Director and Chief Executive Officer
         Frank J. Wiebe       42    Director, President, Secretary and Treasurer
         Craig A. Hewitt      34    Chief Financial Officer
         Andreea M. Porcelli  34    Director
---------------

(1) The Company presently has no executive committee, nominating committee or audit committee of the Board of Directors.
(2) The officers of the Company hold office until their successors are elected and qualified, or until their death, resignation or removal.

         The background and principal occupations of each director and officer of the Company are as follows:

         Mr. Vadura became a director and the Chief Executive Officer of the Company on May 20, 2002. From April 2000 to the present, he has been the Chief Executive Officer of Web Tools International, Inc. From April 1999 to April 2000, Mr. Vadura was a senior technical architect employed by Electronic Data Systems ("EDS"). From 1996 to April 1999, he was employed by companies acquired by EDS in similar positions. Mr. Vadura received a B.S. degree in mathematics from the University of Waterloo (Canada) in 1986.

         Mr. Wiebe became a director, President, Secretary and Treasurer of the Company on May 20, 2002. From May 2000 to the present, he has been the Vice President of Web Tools International, Inc. From November 1992 to the present, he was a Strategic Program Manager with EDS E.solutions business unit. He previously held various positions with the Gemini Group. Mr. Wiebe received a B.S. degree in computer science from the University of Manitoba in 1992, and received a Masters of Science degree (computer science) from the University of Manitoba in 1996.

         Mr. Hewitt became the Chief Financial Officer of the Company in May 2002. Mr. Hewitt also owns and operates Hewitt & Associates, Inc., a financial consulting company. From August 2000 to September 2001, he was the Chief Financial Officer of Junum Incorporated ("Junum"), a public company engaged in credit and finance services. From August 1998 to August 2000, Mr. Hewitt was Chief Financial Officer for Universal Broadband Networks, a public company engaged in telecommunications. From August 1995 to August 1998, he was the Chief Financial Officer/Controller of Compreview, Inc. engaged in software development. Mr. Hewitt received a business degree from California State University - Fullerton in 1990. Mr. Hewitt is presently a director of Force Ten Trading, Inc. ("FTTI""), a public company engaged in developing educational programs.

         Ms. Andreea M. Porcelli became a director of the Company on May 20, 2002. From August 2, 2002 to the present Ms. Porcelli has been an independent consultant with Continental Advisors S.A. (U.K.). From October 2000 to August 2002, she was a registered representative of Schneider Securities, Inc. From May 2000 to October 2000, she was a registered representative of Berry-Shino Securities, Inc. From March 1999 to May 2000, Ms. Porcelli was a registered representative of Paulson Investment Company, Inc. From November 1998 to March 1999, Ms. Porcelli was a registered representataive with Gilford Securities Incorporated. From June 1998 to November 1998, she was a registered representative with North Coast Securities Corporation. From March 1998 to May 1998, she was a registered representative with Van Kasper & Company. From June 1996 to February 1998, she was a registered representataive with MH Meyerson & Co. Ms. Porcelli gradutated from Franklin College (Switzerland) in 1992 with a degree in international relations and economics.


ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the total cash compensation, paid or accrued, by the Company during its fiscal year ended June 30, 2002, to each executive officer and all executive officers as a group for services in all capacities to the Company.

                                                             SUMMARY COMPENSATION TABLE

                                          ANNUAL  COMPENSATION                          LONG  TERM  COMPENSATION
                                         ----------------------                         AWARDS           PAYOUTS
                                                                                    -------------------------------
                                                                OTHER        RESTRICTED  SECURITIES                 ALL
NAME AND                                                        ANNUAL         STOCK     UNDERLYING    LTIP        OTHER
PRINCIPAL             FISCAL       SALARY        BONUS       COMPENSATION      AWARDS     OPTIONS     PAYOUTS   COMPESATION
POSITION               YEAR         ($)           ($)            ($)            ($)       SARS (#)      ($)         ($)
---------------------------------------------------------------------------------------------------------------------------
Frank Wiebe           2002
(President)          (6/30)     $ 28,750           0              0               0       2,016,000      0            0

---------------------------------------------------------------------------------------------------------------------------
Dennis Vadura         2002
(CEO)                (6/30)     $ 28,750           0              0               0       4,032,000      0            0

---------------------------------------------------------------------------------------------------------------------------
Craig Hewitt          2002
(CFO)                (6/30)     $ 15,000           0              0               0         300,000      0            0


         (1) Personal benefits received by the Company's executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.
         (2) The Company does not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits to its directors, officers or employees.
         (3) The Company has employment agreements with Dennis Vadura and Frank J. Wiebe.


                                OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                         (INDIVIDUAL GRANTS)


                  NUMBER OF SECURITIES      PERCENT OF TOTAL
                       UNDERLYING         OPTIONS/SAR'S GRANTED
                 OPTIONS/SAR'S GRANTED   TO EMPLOYEES IN FISCAL    EXERCISE OF BASE PRICE
NAME                      (#)                     YEAR                     ($/SH)           EXPIRATION DATE
                 ----------------------  -----------------------  ------------------------  ---------------
Frank Wiebe                2,016,000(1)                     29.7%  $               $.3125          5/29/12
                 ----------------------  -----------------------  ------------------------  ---------------
Dennis Vadura              4,032,000(1)                     59.5%  $               $.3125          5/29/12
                 ----------------------  -----------------------  ------------------------  ---------------
Craig Hewitt                 300,000(1)                      4.4%  $               $.3125          5/29/12

         (1)      Represents non-plan issued options issued on May 29, 2002.


                                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                               AND FY-END OPTION/SAR VALUES

                                                                   NUMBER OF UNEXERCISED      VALUE OF UNEXERCISED IN
                                                                   SECURITIES UNDERLYING       THE-MONEY OPTION/SARS
                   SHARES ACQUIRED ON             VALUE            OPTIONS/SARS AT FY-END (#)        AT FY-END ($)
NAME                  EXERCISE (#)             REALIZED ($)        EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
                 ----------------------  ------------------------  --------------------------  --------------------------
Frank Wiebe                           0                       n/a           56,000 / 1,960,000      93,800 / 3,283,000
Dennis Vadura                         0                       n/a          112,000 / 3,920,000      46,900 / 1,641,500
Craig Hewitt                          0                       n/a           25,000 /   275,000      20,939 / 230,313

----------------------------

NON-PLAN ISSUANCES

In May 2002, the Company issued options to purchase an aggregate of 6,480,000 shares of the Company's common stock, at an exercise of $0.31, valued at $165,000 to various employees. The options vest ratably over a five year period beginning in May 2002 and are exercisable through May 2012.

                                               EQUITY COMPENSATION PLANS

                                        (A)                       (B)                             (C)
-----------------------------------------------------------------------------------------------------------------------
                               NUMBER OF SECURITIES         WEIGHTED-AVERAGE         REMAINING AVAILABLE FOR FUTURE
                            TO BE ISSUED UPON EXERCISE     EXERCISE PRICE OF       ISSUANCE UNDER EQUITY COMPENSATION
                              OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,   PLANS (EXCLUDING SECURITIES REFLECTED
                                WARRANTS AND RIGHTS       WARRANTS AND RIGHTS                IN COLUMN (A))
PLAN CATEGORY                           (#)                       ($)                             (#)
-----------------------------------------------------------------------------------------------------------------------
Equity Compensation
plans approved by security
holders                                   -         $              0                               0
-----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                             31,391,488      $           0.31                               0
-----------------------------------------------------------------------------------------------------------------------
Total                               31,398,488      $           0.31                               0


Executive Employment Agreements
-------------------------------

         On May 20, 2002, the Company entered into employment agreements with Mr. Dennis Vadura, the Chief Executive Officer of the Company, and with Mr. Frank J. Wiebe, the President, Secretary and Treasurer of the Company, for a five year term. Each employment agreement provided for an annual base salary of $115,000, with a minimum annual 10% increase as determined by the Board of Directors. The agreements also provided for a stock option to Mr. Vadura and Mr. Wiebe to purchase 4,032,000 shares and 2,016,000 shares, respectively, of Common Stock of the Company at an option price of $.3125 for a 10 year term. Bonus compensation, if any, is to be determined by the Compensation Committee of the Board of Directors, but cannot exceed 100% of their then applicable base salary.

         On May 29, 2002, the Company entered into a Consulting Agreement with Craig A. Hewitt, the Chief Financial Officer of the Company, that provided for compensation of $5,000 per month through August 31, 2002, and $7,500 per month thereafter. The Company also granted Mr. Hewitt or his affiliate, Hewitt & Associates, Inc., a stock option to purchase 300,000 shares of Common Stock at an exercise price of $.3125 per share vesting over 12 months.

Consultant Compensation Plan Committee
--------------------------------------

         A Consultant Compensation Plan Committee of the Board of Directors administers the Company's 2002 Consultant Compensation Plan. Messrs. Dennis Vadura and Frank J. Wiebe serve as members of the Committee.

Other Committees
----------------

         The Company does not have an audit committee, nominating committee, or an executive committee of the Board of Directors. However, the Board of Directors may establish various committees in the future.

Benefit Plans
-------------

         The Company does not have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However, the Company may establish such plans in the future.

Board Compensation
------------------

         Each non-employee director will receive $500 for each Board meeting attended, and for each committee meeting attended on days other than those on which the Board meets, and will receive reimbursement of travel expenses. Directors of the Company have not received any compensation in their capacity as directors as of the date hereof, except reimbursement of travel expenses.

Compliance with Section 16(a) of the Securities Exchange Act
------------------------------------------------------------

         Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based on its review of the copies of such forms received by it, the Company believes that during the year ended June 30, 2002, all such filing requirements applicable to its officers, directors, and 10% owners were complied with, except that (i) Dennis Vadura, Frank Wiebe, Craig Hewitt, Andreea M. Porcelli and Robert W. Ferguson were late in filing their Form 3 reports; and
(ii) Dennis Vadura, Frank J. Wiebe and Robert W. Ferguson were late in filing their Schedule 13D reports.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The total number of shares of Common Stock of the Company beneficially owned by each of the officers and directors of the Company, and all of such directors and officers as a group, and their percentage ownership of the outstanding Common Stock of the Company as of June 30, 2002, are as follows:

                                               SHARES             PERCENT OF
MANAGEMENT                                     BENEFICIALLY       COMMON
SHAREHOLDERS(1)                                OWNED(1)           STOCK
---------------------------                    ------------       -----------
Dennis Vadura(3)(4)(6). . . . . . . . . . .     36,326,560        34.7%
4440 Von Karman Avenue, Suite 125
Newport Beach, CA 92660

Frank J. Wiebe(3)(5)(6) . . . . . . . . . .     22,551,040        21.7%
4440 Von Karman Avenue, Suite 125
Newport Beach, CA 92660

Craig A. Hewitt(7). . . . . . . . . . . . .        912,000         0.9%
4440 Von Karman Avenue, Suite 125
Newport Beach, CA 92660

Andreea M. Porcelli . . . . . . . . . . . .              0           0%
Largo Quinti Alpini 12
2 Plano Millan 20145
Italy

Directors and officers as a group
(4 persons, including the above). . . . . .     61,789,600        56.8%

-------------------

(1) Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days, such as options or warrants to purchase the Common Stock of the Company.
(2) The number of shares of Common Stock have been adjusted to reflect a stock split and stock dividend of the Company.
(3) Includes 3,064,000 shares of Common Stock held by Web Tools International, Inc., an affiliate of the Company owned and controlled by Mr. Vadura and Mr. Wiebe.
(4)      Includes a stock option to purchase 4,032,000 shares of Common Stock.
(5)      Includes a stock option to purchase 2,016,000 shares of Common Stock.
(6) Excludes voting proxy rights covering 18,400,000 shares of Common Stock held by Mr. Vadura and Mr. Wiebe.
(7) Includes a stock option to purchase 300,000 shares of Common Stock, and includes 551,000 shares held by Hewitt & Associates, Inc., an affiliate owned and controlled by Mr. Hewitt.


         The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock by each shareholder who beneficially owns more than five percent (5%) of the Company's Common Stock, the number of shares beneficially owned by each and the percent of outstanding Common Stock so owned of record as of January 31, 2002.

                                                   SHARES OF        PERCENT
                                    TITLE OF       OUTSTANDING      BENEFICIALLY
NAME AND ADDRESS                    CLASS          COMMON STOCK(1)  OWNED
-------------------                 --------       -------------    ------------
Dennis Vadura(3)(4)(6)              Common Stock   36,326,560       34.7%
4440 Von Karman Avenue, Suite 125
Newport Beach, CA 92660

Frank J. Wiebe (3)(5)(6)            Common Stock   22,551,400       21.7%
4440 Von Karman Avenue, Suite 125
Newport Beach, CA 92660

Robert W. Ferguson                  Common Stock    5,551,968        5.4%
7 Brillantez
Irvine, CA 92620
--------------------------
(1) Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days, such as options or warrants to purchase the Common Stock of the Company.
(2) The number of shares of Common Stock have been adjusted to reflect a stock split and stock dividend of the Company.
(3) Includes 3,064,000 shares of Common Stock held by Web Tools International, Inc., an affiliate of the Company owned and controlled by Mr. Vadura and Mr. Wiebe.
(4)      Includes a stock option to purchase 4,032,000 shares of Common Stock.
(5)      Includes a stock option to purchase 2,016,000 shares of Common Stock.
(6) Excludes voting proxy rights covering 18,400,000 shares of Common Stock held by Mr. Vadura and Mr. Wiebe.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Management Services Agreement
-----------------------------

         In April 2002, the Company entered into a Master Services Agreement ("MSA") whereby WTI provides substantially all services, less production, related to the manufacture of the Company's voting system. The MSA provides that the Company is charged certain rates for the hourly time incurred of WTI's employees working on Company matters. In addition, the Company reimburses WTI for all reimbursable expenses, as defined in the MSA. The Company is located within the office space of WTI and is charged no amounts related to the usage of such office space or fixed assets of WTI. All overhead related charges are considered to be included in the basic hourly rates charged by WTI to the Company, as such costs are in excess of the related employees WTI rate of pay. The agreement matures on the earlier of: (1) March 31, 2004 or (2) the completion of the last service of work, as defined. The MSA may be terminated by either party on 30 days written notice. All ideas, inventions, concepts, know-how, methods, methods, methodologies, processes, algorithms, techniques, compilations, software and other works of authorship of any nature created or developed by WTI during the course of performance of the MSA is the exclusive property of the Company. WTI is owned and operated by Mr. Dennis Vadura and Mr. Frank J. Wiebe, who are directors and officers of the Company. During the fiscal year ended June 30, 2002, WIT invoiced approximately $350,000 to the Company under the terms of the MSA, of which approximately $101,000 remained due and payable as of June 30, 2002.

Executive Employment Agreements
-------------------------------

         On May 20, 2002, the Company entered into employment agreements with Mr. Dennis Vadura, the Chief Executive Officer of the Company, Mr. Frank J. Wiebe, the President, Secretary and Treasurer of the Company, and Craig A. Hewitt and Hewitt & Associates, Inc. as a consultant, who is the Chief Financial Officer of the Company. See Item 10, Executive Compensation - Executive Employment Agreements.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (A)      Reports on Form 8-K
                  -------------------

         Current reports on Form 8-K were filed by the Company during its fiscal year ended June 30, 2002, specifically on May 20, 2002 and June 17, 2002.

         The May 20, 2002 Form 8-K report regarded Item(s) 1, 2, 4, 5, 6 and 7 of Form 8-K.

         The June 17, 2002 Form 8-K report regarded Items(s) 1, 2, 4, 5 and 6 of Form 8-K, and included audited financial statements of AccuPoll, Inc. for the period of August 9, 2001 (date of inception) through April 30, 2002.


         (B)      Exhibits
                  --------

INDEX TO EXHIBITS

EXHIBITS                                             DESCRIPTION
-------------                                        -------------------

3(i) Articles of Incorporation                       The Articles of
                                                     Incorporation of the
                                                     Company dated January 25,
                                                     1985, are incorporated
                                                     herein by reference to
                                                     Exhibit 3(i) to the Form
                                                     10-KSB annual report of the
                                                     Company for its fiscal year
                                                     ended June 30, 2000.

3(ii) Amendment to Articles of Incorporation         An Amendment
                                                     to the Articles of
                                                     Incorporation dated
                                                     November 4, 1985, is
                                                     incorporated herein by
                                                     reference to Exhibit 3(ii)
                                                     to the Form 10-KSB annual
                                                     report of the Company for
                                                     its fiscal year ended June
                                                     30, 2000.

3(iii) Amendment to Articles of Incorporation        Amendment to the Articles
                                                     of Incorporation dated May
                                                     23, 2002.

3(iv) By-Laws                                        The By-Laws of the
                                                     Company are incorporated
                                                     herein by reference to
                                                     Exhibit 3(iii) to the Form
                                                     10-KSB annual report of the
                                                     Company for its fiscal year
                                                     ended June 30, 2002.

10. Material Contracts

         10.1 Stock Exchange Agreement dated May 20, 2002, between the Company and Accupoll,
                                                     Inc., Denis Vadura, and
                                                     Frank Wiebe is incorporated
                                                     by reference Exhibit No. 1
                                                     to the Form 8-K/A current
                                                     report of the Company
                                                     regarding May 20, 2002
                                                     events.

         10.2 Letter of Thurman Shaw & Co. regarding change of certifying accountant to
                                                     Mantyla & McReynolds is
                                                     incorporated by reference
                                                     to Exhibit 16 to the Form
                                                     8-K current report of the
                                                     Company regarding August 7,
                                                     2001 events.

         10.3 Letter of Mantyla & McReynolds regarding change of certifying accountant to
                                                     Squar, Milner, Reehl &
                                                     Williamson, LLP is
                                                     incorporated by reference
                                                     to Exhibit No. 2 to the
                                                     Form 8-K/A current report
                                                     of the Company regarding
                                                     May 20, 2002 events.

         10.4 2002 Consultant Plan is incorporated by reference to Exhibit 10 to the Form
                                                     S-8 registration statement
                                                     of the Company (File No.
                                                     333-90208).

         10.5                                        Employment Agreement with
                                                     Dennis Vadura.

         10.6                                        Employment Agreement with
                                                     Frank J. Wiebe

         10.7                                        Master Services Agreement
                                                     of April 2002 with Web
                                                     Tolls International, Inc.

         10.8                                        Consulting Agreement with
                                                     GCH Capital, Ltd. dated
                                                     April 23, 2002.

         10.9 Proxy in favor of Dennis Vadura and Frank J. Wiebe from Picasso, LLC.

         10.10 Proxy in favor of Dennis Vadura and Frank J. Wiebe from The ViperTrust

         10.11                                       Employment Agreement
                                                     between the Company and
                                                     Dennis Vadura.

         10.12                                       Employment Agreement
                                                     between the Company and
                                                     Frank J. Wiebe.

         10.13                                       Indemnification Agreement
                                                     between the Company and
                                                     Dennis Vadura.

         10.14                                       Indemnification Agreement
                                                     between the Company and
                                                     Frank J. Wiebe.

         10.15                                       Indemnification Agreement
                                                     between AccuPoll, Inc. and
                                                     Dennis Vadura.

         10.16                                       Indemnification Agreement
                                                     between AccuPoll, Inc. and
                                                     Frank J. Wiebe

         10.17                                       Consulting Agreement dated
                                                     May 29, 2002, with Craig A.
                                                     Hewitt

11.  Statement re: computation of per
         share earnings                              Reference is made to the
                                                     Consolidated Statements of
                                                     Operations of the
                                                     Consolidated Financial
                                                     Statements of the Company
                                                     which are incorporated
                                                     herein.

12.  A description of the subsidiary of
         the Company                                 A description of the
                                                     subsidiaries of the
                                                     Company.

99.1  Certification                                  Certification required by
                                                     18 U.S.C.ss.906 of the
                                                     Sarbanes-Oxley Act of 2002.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
AccuPoll Holding Corp.
(formerly known as Western International Pizza Corporation)

We have audited the accompanying balance sheet of AccuPoll Holding Corp. ("the "Company") (formerly known as Western International Pizza Corporation) (a development stage company), as of June 30, 2002, and the related statements of operations, stockholders' equity and cash flows for the period from August 9, 2001 (inception) through June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AccuPoll Holding Corp. as of June 30, 2002, and the results of its operations and its cash flows for the period from August 9, 2001 (inception) through June 30, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has losses from operations from August 9, 2001 (inception) through June 30, 2002 of approximately $2,400,000 and a lack of operational history. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 1. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.



/s/ Squar, Milner, Reehl & Williamson, LLP

August 13, 2002
Newport Beach, CA

                             ACCUPOLL HOLDING CORP.
           (Formerly Known As Western International Pizza Corporation)
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2002

--------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
 Cash                                                               $   287,159
 Note receivable from related party                                     300,000
 Prepaid consulting fees                                                156,000
                                                                    ------------

TOTAL CURRENT ASSETS                                                    743,159

 Prepaid consulting fees, net of current portion                        130,000
 Other assets                                                           111,966
                                                                    ------------

 TOTAL ASSETS                                                       $   985,125
                                                                    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                              $   176,292
 Related party payables                                                 101,020
                                                                    ------------

TOTAL CURRENT LIABILITIES                                               277,312
                                                                    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

 Common stock, par value of $0.001; 600,000,000 shares
   authorized; 102,797,408 issued and outstanding                       102,797
 Common stock subscription receivable                                   (12,500)
 Additional paid in capital                                           3,024,096
 Accumulated deficit during development stage                        (2,406,580)
                                                                    ------------

TOTAL STOCKHOLDERS' EQUITY                                              707,813
                                                                    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   985,125
                                                                    ============

                      See independent auditors' report and
                accompanying notes to these financial statements

                             ACCUPOLL HOLDING CORP.
           (Formerly Known As Western International Pizza Corporation)
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
      For The Period From August 9, 2001 (Inception) Through June 30, 2002

--------------------------------------------------------------------------------

REVENUE                                                            $         --

EXPENSES
         General and administrative                                     727,219
         Professional                                                    57,753
         Stock based compensation                                     1,140,869
         Interest                                                       303,875
         Research and development                                       176,064
                                                                   ------------
                                                                      2,405,780
                                                                   ------------

NET LOSS BEFORE INCOME TAXES                                         (2,405,780)

INCOME TAXES                                                                800
                                                                   ------------


NET LOSS                                                           $ (2,406,580)
                                                                   ============

BASIC AND DILUTED LOSS
    PER SHARE                                                      $      (0.04)
                                                                   ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                               68,735,272
                                                                   ============

                      See independent auditors' report and
                accompanying notes to these financial statements

                                                 ACCUPOLL HOLDING CORP.
                              (Formerly Known as Western International Pizza Corporation)
                                             (A Development Stage Company)
                                           Statement of Stockholders' Equity
                          For the Period From August 9, 2001 (Inception) through June 30, 2002

------------------------------------------------------------------------------------------------------------------------------------

                                                                                    Common                 Accumulated
                                                                                    Stock     Additional    Deficit        Total
                                                              Common Stock       Subscription  Paid-in       During    Stockholder's
                                                            Shares      Amount    Receivable   Capital     Development    Equity
                                                         ---------------------------------------------------------------------------
Balance at August 9, 2001 (Inception)                             --  $      --  $      --   $       --   $        --   $        --

Issuance of common stock at par upon formation            61,280,000     61,280         --      (61,280)           --            --

Issuance of common stock at $0.08 per share for the
conversion of notes payable, including accrued
interest of $16,375                                        3,724,292      3,724         --      300,151            --       303,875

Issuance of common stock at $0.08 per share for note
receivable                                                   612,800        613         --       49,387            --        50,000

Proceeds from the issuance of common stock at $0.08
per share in connection with the exercise of warrants      3,724,292      3,724    (12,500)     298,744            --       289,968

Proceeds from the issuance of common stock at $0.12
per share in connection with the exercise of warrants      6,177,024      6,177         --      750,004            --       756,181

Issuance of common stock at par in connnection with the
merger with WIPC (including 18,400,000 shares issued to
brokers)                                                  18,639,000     18,639         --      (18,639)           --            --

Issuance of common stock at $0.06 per share for services   4,800,000      4,800         --      295,200            --       300,000

Issuance of common stock at $0.08 per share for services   3,840,000      3,840         --      309,504            --       313,344

Estimated fair market value of warrants granted
in connection with convertible debt                               --         --         --      287,500            --       287,500

Estimated fair market value of options and warrants
granted for services                                              --         --         --      813,525            --       813,525

Net loss                                                          --         --         --           --    (2,406,580)   (2,406,580)
                                                         ---------------------------------------------------------------------------

Balance at June 30, 2002                                 102,797,408  $ 102,797  $ (12,500)  $3,024,096   $(2,406,580)  $   707,813
                                                         ===========================================================================

                                          See independent auditors' report and
                                    accompanying notes to these financial statements

                                       ACCUPOLL HOLDING CORP.
                     (Formerly Known As Western International Pizza Corporation)
                                    (A Development Stage Company)
                                       STATEMENT OF CASH FLOWS
                For The Period From August 9, 2001 (Inception) Through June 30, 2002

------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net loss                                                                            $(2,406,580)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Estimated fair market value of warrants granted in connection with notes payable      287,500
  Estimated fair market value of options and warrants granted for services              813,525
  Estimated fair market value of common stock issued for services                       327,344
  Accrued interest related to the conversion of notes payable                            16,375
  Changes in operating assets and liabilities:
  Accounts payable and accrued expenses                                                 176,292
  Related party payables                                                                151,020
                                                                                    ------------


 Net cash used in operating activities                                                 (634,524)
                                                                                    ------------

Cash flows from investing activities:
 Issuance of related party note receivable                                             (300,000)
 Purchases of other assets                                                             (111,966)
                                                                                    ------------

 Net cash used in investing activities                                                 (411,966)
                                                                                    ------------

Cash flows from financing activities:
 Proceeds from issuance of convertible debt                                             287,500
 Proceeds from issuance of common stock upon exercise of warrants                     1,046,149
                                                                                    ------------

 Net cash provided by financing activities                                            1,333,649
                                                                                    ------------

Net increase in cash                                                                    287,159

Cash at beginning of period                                                                  --
                                                                                    ------------

Cash at end of period                                                                   287,159
                                                                                    ============

Supplemental disclosure of cash flow information - Cash paid during the period for:
  Interest                                                                          $        --
                                                                                    ============
  Income taxes                                                                      $       800
                                                                                    ============

See accompanying notes to the financial statements for additional information relating to non-cash investing and financing activities concerning prepaid consulting fees, issuance of common stock related to convertible debt and warrants and related party payables during the period from August 9, 2001 (inception) through June 30, 2002.

                                 See independent auditors' report and
                          accompanying notes to the financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Organization

AccuPoll Holding Corp. (the "Company") was originally incorporated according to the laws of Nevada. The Company does business principally through its wholly owned subsidiary, AccuPoll, Inc. AccuPoll, Inc. was originally incorporated on August 9, 2001 according to the laws of Delaware. The Company is engaged in the design and development of an intuitive touch-screen interface (the "Voting System") that provides a polling place electronic voting solution that is completely confidential, reliable, accurate, immediate, secure and auditable. While maintaining and preserving the current voter experience, the Company adds the ability to accurately capture in electronic form a voter's true intent, while simultaneously preserving the legally binding vote - the official paper ballot. The Voting System has the ability to simultaneously produce two different electronic audit trails (recorded on both the polling place administrative work station and the local voting station), in addition to generating a printed-paper ballot. The Company completed a reverse merger with a publicly traded company (see Note 2) in May 2002 and trades on the Over-The-Counter Bulletin Board under the symbol ACUP. The Company is classified as a development stage company.

Development Stage and Going Concern

The Company has been in the development stage since it began operations on August 9, 2001 and has not generated any revenues from operation and there is no assurance of any future revenues.

The Company will require substantial additional funding for continuing the development, obtaining regulatory approval and commercialization of its product. There can be no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.

Management has taken action to address these matters, which include:

Retention of experienced management personnel with particular skills in the commercialization of such products,

Attainment of technology to develop such products and additional products; and

Raising additional funds through the sale of debt and equity securities.

Federal, State, and various foreign government regulations may govern the Company's products. There can be no assurance that the Company will receive regulatory approval required to market its proposed products.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has losses through June 30, 2002 and a lack of operational history, which raise substantial doubt about its ability to continue as a going concern. The Company intends to fund operations through sales of the Voting System but there is no commitment by any persons for the purchase of any of the proposed products. In the absence of significant sales and profits, the company may seek to raise additional funds to meet its working capital requirements through additional debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the period ending June 30, 2003. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The financial statements do not include any adjustments related to recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Risks and Uncertainties

The Company intends to operate in a highly competitive industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

>From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit of $100,000.

Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, realization of long-lived assets and valuation of deferred tax assets. Actual results could differ from those estimates.

Other Assets

Other assets consist of the costs paid to a related party concerning the development of the Voting System. The related costs incurred have been from a related party. The costs have been accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" and SFAS No. 2, "Accounting for Research and Development Costs". The related asset will be amortized over its expected useful life when the product is available for general release to customers.


Fair Value of Financial Instruments

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, note receivable and accounts payable and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments. The fair value of related party payables are not determinable as these transactions are with related parties.


Stock Based Compensation

The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation." SFAS 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the grant date, between the fair value of the Company's common stock and the exercise price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25 (see Note 6).

In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB 25. FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have a material effect on the financial statements.

Income Taxes

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes, and (b) tax credit carryforwards. The Company records a valuation allowance for deferred income tax assets when, based on management's best estimate of taxable income in the foreseeable future, it is more likely than not that some portion of the deferred income tax assets may not be realized.

Advertising

The Company expenses the cost of advertising. Advertising expenses were approximately $87,000 for the period from August 9, 2001 (inception) through June 30, 2002.

Research and Development

Certain expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures approximated $175,000 for the period August 9, 2001 (inception) through June 30, 2002.

The Company defers certain costs related to the preliminary activities associated with the manufacture of its product, which the Company has determined have future economic benefit. These costs will be amortized over its expected useful life when the product is available for general release to customers. Management periodically reviews and revises, when necessary, its estimate of the future benefit of these costs and expenses them if it deems there no longer is a future benefit. At June 30, 2002 product development costs capitalized approximated $112,000.


Loss Per Share

SFAS 128, "Earning Per Share", basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (28,158,298 shares were considered additional common stock equivalents at June 30, 2002).

Because the Company has incurred net losses, diluted loss per share is not separately presented since it would be anti-dilutive.

Comprehensive Income

SFAS 130 "Reporting Comprehensive Income" established the standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 has not materially impacted the Company's financial position or results of operations.

Derivative Instruments and Hedging Activities

SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. Adoption of this standard did not have a material impact on the Company's results of operations, financial position or cash flows, as it currently does not engage in any derivative or hedging activities.

Segments

SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" changed the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and how the Company reports revenues and its major customers. The Company currently operates in one segment, as disclosed in the accompanying statement of operations.


Recent Accounting Pronouncements

In July 2001, the FASB issued Statements No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS 141 supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". SFAS 141 was effective for fiscal years beginning after June 30, 2001 and requires that all business combinations be accounted for by the purchase method. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 is effective for fiscal years beginning after December 15, 2001 and provides that all existing and newly acquired goodwill and intangible assets will no longer be amortized but will be tested for impairment at least annually and written down only when impaired. The adoption of SFAS 141 did not have a material impact on the Company's financial statements. Management does not believe that the requirements of SFAS 142 will have a significant impact on the Company's future financial statements.

Also, the FASB has recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets, including accounting for a segment of a business accounted for as a discontinued operation. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not believe that the requirements of such pronouncements will have a significant impact on the Company's future financial statements.

2. REVERSE MERGER

On May 20, 2002, Western International Pizza Corporation ("WIPC"), a publicly traded company, entered into an Agreement and Plan of Reorganization and Merger (the "Plan of Merger") with AccuPoll, Inc ("AccuPoll") in a tax-free share exchange under Section 368(a)(1)(B) of the Internal Revenue Code. Such transaction was accounted for as reorganization. In May 2002, pursuant to a Certificate filed with the Nevada Secretary of State, WIPC effected a one for five reverse split of all the outstanding shares of its common stock, options and warrants. Pursuant to the Plan of Merger, all of the 49,283,000 outstanding common shares and outstanding warrants of AccuPoll were exchanged for shares of WIPC 1 for 1.532 on a post-split basis. By virtue of the Reorganization, the stockholders of AccuPoll acquired 75,500,000 restricted common shares of WIPC.

Management accounted for the Reorganization as a capital stock transaction. Accordingly, the Reorganization will be reported as a recapitalization of the Company, which is considered the acquirer for accounting purposes (a "reverse acquisition"). Through its former stockholders, the Company is deemed the acquirer for accounting purposes because of (a) its majority ownership of WIPC,
(b) its representation on WIPC's board of directors, and (c) executive management positions held by former officers of the Company.

Since WIPC's continuing operations and balance sheet are insignificant, a pro forma balance sheet and statement of operations are not presented.

3. RELATED PARTY TRANSACTIONS

Related Party Payables

Related party payables approximated $101,000 at June 30, 2002, which represent expenses incurred by the Company relating to the management agreements entered into with Web Tools International, Inc. ("WTI") (see below). The amounts bear no interest and are due within thirty days of receipt. Related party payables are presented net of a $50,000 related party note receivable (see below).

Management Services Agreement

In April 2002, the Company entered into a Master Services Agreement ("MSA") whereby WTI provides substantially all services, less production, related to the manufacture of the Company's Voting System. The MSA provides that the Company is charged certain rates for the hourly time incurred of WTI's employees working on Company matters. In addition, the Company reimburses WTI for all reimbursable expenses, as defined. The Company is located within the office space of WTI and is charged no amounts related to the usage of such office space or fixed assets of WTI. All overhead related charges are considered to be included in the basic hourly rates charged by WTI to the Company, as such costs are in excess of the related WTI employees' rate of pay. The agreement matures on the earlier of: (1) March 31, 2004 or (2) the completion of the last service of work, as defined. The MSA may be terminated by either party on 30 days written notice. Per the MSA, all ideas, inventions, concepts, know-how, methods, methodologies, processes, algorithms, techniques, compilations, software and other works of authorship of any nature created or developed by WTI during the course of performance of the MSA shall be exclusive property of the Company.

WTI was originally incorporated in 1996 and is owned and operated by two officers of the Company. WTI is in the business of software engineering in various computer languages with an emphasis on Linux/Apache, Sun Solaris and Microsoft NT/Win2K platforms.

During the period from August 9, 2001 (inception) through June 30, 2002, the Company was billed approximately $350,000 by WTI and owed them approximately $150,000 at June 30, 2002, which is included in related party payables (as noted above, related party payables are presented net of a $50,000 related party note receivable). The following is select unaudited financial information of WTI at June 30, 2002 and for the period from August 9, 2001 (inception) through June 30, 2002, including activity related to the Company:

                                                                June 30, 2002
                                                                 (Unaudited)
Current assets                                                    $160,000
                                                                  =========

Total assets                                                      $170,000
                                                                  =========

Current liabilities                                               $105,000
                                                                  =========

Total liabilities                                                 $105,000
                                                                  =========

                                                  For The Period From August 9,
                                                   2001 Through June 30, 2002
                                                          (Unaudited)
Sales, net                                               $ 1,100,000
Expenses                                                   1,200,000
                                                         ------------
Net loss                                                 $  (100,000)
                                                         ============

Consulting Agreements

In April 2002, the Company issued consultants 3,840,000 shares of common stock at $0.08, valued at $313,344 (based on the market value on the date of grant) (of which $286,000 is included in the accompanying balance sheet as prepaid consulting fees and $27,344 has been expensed as stock compensation in the accompanying statement of operations). The related consulting services are to be provided through April 2004 and the Company is amortizing the prepaid consulting fees over the service period on a straight-line basis. In addition, the Company granted warrants to purchase 2,000,000 shares of the Company's restricted common stock at an exercise price of $0.06 per share, valued at $500,000 (based on the Black-Scholes pricing model) to such consultants as a non-refundable fee in exchange for general business consulting services, which the Company recorded under stock based compensation in the accompanying statement of operations.


4. NOTE RECEIVABLE

Note Receivable

In May 2002, the Company advanced $300,000 to a related party for a note receivable (the "Note"). The Note was non-interest bearing and was due on August 31, 2002. In July 2002, the Company received payment in full on the Note.

5. COMMITMENTS AND CONTINGENCIES

Legal

>From time to time, the Company may be involved in various claims, lawsuits or disputes in the normal operations of the business. The Company is currently not involved in any such matters which management believes could have a material adverse effect on its financial position or results of operations.

Exclusive Supply Agreement

In December 2001, the Company entered into an exclusive supply contract with a vendor to manufacture the Voting System product expiring in 2006. Per the agreement, if the supplier is unable to produce and deliver on time the required quantity of product, the Company may obtain its' Voting System product from another supplier.

Professional

The Company has entered into a consulting agreement with its' acting Chief Financial Officer for financing and accounting related services. Pursuant to the agreement, the Company is obligated to pay the consultant approximately $5,000 per month through August 2002 and approximately $7,500 per month through May 2003.

The Company has entered into a general consulting/lobbying agreements with various third parties to provide services related to the marketing and sale of the Company's product in certain cities which expire through February 2003. Pursuant to the agreements, the Company will pay sales commissions on sales within the related counties, as defined.

Employment Agreements

The Company has employment agreements with two officers of the Company. Such agreements are in effect through May 2007 and continue in effect from year to year thereafter unless otherwise terminated, pursuant to the terms of such contracts. Compensation expense under these employment agreements was insignificant for the year ended June 30, 2002. Future minimum payments under these employment agreements approximate $230,000 in 2003, with ten percent minimum annual increases.

6. STOCKHOLDERS' EQUITY

Private Placement Memorandum

In November 2001, the Company issued a Private Placement Memorandum ("PPM") offering qualified investors a convertible promissory note ("Note") and warrants ("Warrants"), collectively the "Units", in exchange for a cash investment in the Company for an aggregate of $1,000,000. The Company offered 40 Units priced at $25,000 per Unit. Each Unit consists of a six month Note at 12% annual interest and 306,372 warrants ("Warrant A"), to purchase common stock at $0.08 per share plus accrued interest convertible at $.08. Upon exercise of Warrant A, the Company would issue investors a second warrant ("Warrant B1") to purchase the same number of shares as Warrant A at an exercise price of $0.12 per share. Upon exercise of Warrant B1, the Company would issue investors a third warrant ("Warrant B2") to purchase the same number of shares as Warrant A and B1 at an exercise price of $0.12 per share. In connection with this PPM, the Company sold
11.5 Units and received $287,500 and paid related commissions of approximately $35,000.

The note holders exercised the conversion feature of Warrant A into 3,724,292 shares of restricted common stock (including approximately $16,000 in accrued interest). In addition, the Company issued 9,901,316 shares of restricted common stock related to the exercise of various A, B1 and B2 warrants for cash totaling approximately $1,060,000, of which $12,500 has not be received at June 30, 2002. The $12,500 is presented as common stock subscription receivable in the accompanying financial statements.

The warrants issued in connection with the PPM have been recorded in accordance with Accounting Principles Board Opinion No. 14 ("APB 14"), "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Accordingly, such warrants resulted in interest expense of $287,500 in the accompanying statement of operations. APB 14 limits such interest expense to the face amount of the related debt of $287,500.

Common Stock

In August 2001, the Company issued 61,280,000 shares of restricted common stock to various individuals in connection with the formation of the Company. There has been no value assigned to these shares as they were considered founders shares.

In May 2002, in connection with the reverse merger (see Note 2), the Company issued 18,639,000 shares of common stock to shareholders of the public company and various brokers.

In May 2002, in connection with the reverse merger (see Note 2), the Company issued 4,800,000 shares of the Company's restricted common stock at $0.06 per share (estimated to be the fair market value of the services rendered) to a broker. The related $300,000 has been expensed as stock-based compensation in the accompanying statement of operations.

In April 2002, the Company issued 612,800 shares of restricted common stock to an unrelated party in connection with the assumption of a note receivable from a related party. The common stock was valued at $50,000 (estimated by the Company to be $0.08 per share), which is the amount of the assumed receivable. The related receivable has been offset within related party payables.

As disclosed in Note 3, the Company issued 3,840,000 shares of restricted common stock to consultants.

During the period from December 2001 through April 2002, in connection with the PPM (see above), the Company issued 3,724,292 shares of common stock at an exercise price of $0.08 in connection with the conversion of notes payable, including accrued interest of $16,375.

During the period from December 2001 through May 2002, in connection with the PPM (see above), the Company issued 3,724,292 shares of common stock in connection with the exercise of warrants (Warrants A) for $302,468, of which $12,500 has not been collected as of June 30, 2002 and is presented as common stock subscription receivable in the accompanying financial statements.

During the period from April 2002 through May 2002, in connection with the PPM (see above), the Company issued 3,561,900 shares of common stock in connection with the exercise of warrants (Warrants B1) for $407,845 in cash.

During the period from May 2002 through June 2002, in connection with the PPM (see above), the Company issued 2,844,924 shares of common stock in connection with the exercise of warrants (Warrants B2) for $348,336 in cash.

Warrants

>From time to time, the Company issues warrants pursuant to various consulting agreements, including the 2,000,000 warrants discussed in Note 3.

In connection with the PPM discussed above, during the period from December 2001 through May 2002, the Company granted warrants (Warrants A) to purchase 3,724,292 shares of the Company's restricted common stock at an exercise price of $0.08 per share. The warrants vested on the date of grant and were exercised before June 30, 2002.

Also connection with the PPM discussed above, during the period from April 2002 through May 2002, the Company granted warrants (Warrant B1) to purchase 3,561,900 shares of the Company's restricted common stock at an exercise price of $0.12 per share. The warrants vested on the date of grant and were exercised before June 30, 2002.

Finally connection with the PPM discussed above, during the period from April 2002 through June 2002, the Company granted warrants (Warrant B2) to purchase 3,332,100 shares of the Company's restricted common stock at an exercise price of $0.12 per share. The warrants vested on the date of grant and are exercisable through March 2007. Approximately 2,844,000 of such warrants were exercised before June 30, 2002.

During the period from May 2002 through June 2002, the Company entered into an agreement to issue warrants based on the amount of funds raised by the consultant under the PPM discussed above. The Company issued 1,761,188 warrants pursuant to such agreement at an exercise price of $0.06 per share.

In May 2002, in connection with the reverse merger discussed in Note 2, the Company granted warrants to purchase 18,400,000 shares of the Company's restricted common stock at an exercise price of $0.06 per share.

During the period from February 2002 through June 2002, the Company granted warrants to purchase an aggregate of 533,324 shares of the Company's restricted common stock at exercise prices ranging from less than $0.001 to $0.06 per share, valued at $147,775 (based on the Black-Scholes pricing model) to various consultants, which has been included in stock-based compensation in the accompanying statement of operations.

In May 2002, the Company granted warrants to purchase 1,200,000 shares of the Company's restricted common stock at an exercise price of $0.25 per share, valued at $102,000 (based on the Black-Scholes pricing model) to various consultants, which has been included in stock-based compensation in the accompanying statement of operations.

The following represents a summary of warrants outstanding for the period ended June 30, 2002:

                                                                     Weighted
                                                                      Average
                                                                      Exercise
                                                       Warrants        Price
                                                     -----------     ----------
Outstanding, August 9, 2001(inception)                       --      $     --
           Granted                                   34,512,804          0.08
           Exercised                                 (9,901,316)        (0.11)
           Expired/forfeited                                 --            --
                                                    ------------     ---------
Outstanding, June 30, 2002                           24,611,488      $   0.07
                                                    ============     =========

Exercisable                                          24,611,488      $   0.07
                                                    ============     =========

Weighted average fair value of warrants granted                      $   0.08
                                                                     =========

At June 30, 2002, 533,324 of the warrants outstanding have exercise prices below $0.001 per share, with a weighted average exercise price of below $0.001 and a weighted average remaining contractual life of 4.8 years. At June 30, 2002, 22,161,188 of the outstanding warrants have an exercise price of $0.625 per share, with a weighted average exercise price of $0.625 and a weighted average remaining contractual life of 6.7 years. At June 30, 2002, 716,976 of the warrants outstanding have an exercise price of $0.12 per share, with a weighted average exercise price of $0.12 and a weighted average remaining contractual life of 4.7 years. At June 30, 2002, 1,200,000 of the warrants outstanding have an exercise price of $0.25 per share, with a weighted average exercise price of $0.25 and a weighted average remaining contractual life of 0.9 years. All of the outstanding warrants are exercisable at June 30, 2002.

The fair value of each warrant granted during 2002 is estimated using the Black-Scholes pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility ranging from 0% to 51.4%, (iii) weighted average risk free interest rate of approximately 3.5%, and
(iv) average expected life of one year.


Stock Options

From time to time, the Company issues non-plan stock options pursuant to various agreements and other compensatory arrangements to employees and third parties.

In May 2002, the Company granted options to purchase an aggregate of 6,480,000 shares of restricted common stock, at an exercise price of $0.31 per share, to various employees of the Company (the fair market value of the Company's common stock on the date of grant). The options vest through May 2005, and are exercisable through May 2012.

In May 2002, the Company granted options to purchase 300,000 shares of restricted common stock, at an exercise price of $0.31 per share, to a consultant, valued at $63,750 (using the Black-Scholes pricing model). The options vest through May 2005 and are exercisable through May 2012. The Company has recorded the value as stock-based compensation in the accompanying statement of operations.

The following represents a summary of options outstanding for the period ended June 30, 2002:

                                                                     Weighted
                                                                      Average
                                                                      Exercise
                                                      Options          Price
                                                    -----------     ----------
Outstanding, August 9, 2001 (date of inception)              -      $        -
           Granted                                   6,780,000            0.31
           Exercised                                         -               -
           Expired/forfeited                                 -               -
                                                    -----------     -----------
Outstanding, June 30, 2002                           6,780,000      $     0.31
                                                    ===========     ===========

Exercisable                                            205,000      $     0.31
                                                    ===========     ===========

Weighted average fair value of options granted                      $     0.03
                                                                    ===========

At June 30, 2002, all of the options outstanding have an exercise price of $0.31 per share, with a weighted average exercise price of $0.31 and a weighted average remaining contractual life of 9.9 years.

The fair value of each option granted during 2002 is estimated using the Black-Scholes pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 0%, (iii) weighted average risk free interest rate of approximately 3.5%, and (iv) average expected life of 3 years. Had compensation costs for the Company's options granted to employees been determined under SFAS 123, the Company's net loss and net loss per share for the period August 9, 2001 (inception) through June 30, 2002 would have not changed significantly.


7. INCOME TAX PROVISION

Income tax expense for the period from August 9, 2001 (inception) through June 30, 2002 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to the loss from continuing operations before income taxes as a result of the following:


Computed "expected" tax (benefit) expense                           $  (801,000)

Reduction in income taxes resulting from:
    Change in valuation allowance                                       921,000
    Other                                                                   800
    State and local income taxes,
      net of federal benefit                                           (120,000)
                                                                    ------------

                                                                    $       800
                                                                    ============

The Company has a deferred tax asset at June 30, 2002 of approximately $921,000 relating to federal and state tax net operating loss carryforwards ("NOLs"). The Company has recorded a 100% valuation allowance against such deferred tax asset because of the uncertainty about future taxable income to utilize such NOLs.

At June 30, 2002, both federal and state NOLs approximated $1,200,000 and generally expire in 2007 through 2023.

Such NOLs future utilization is subject to the change of ownership provisions in the various federal and state tax laws.


8. SUBSEQUENT EVENTS

Stock Split

Effective July 18, 2002, the Company's Board of Directors approved a four-for-one stock split. All references throughout these financial statements and notes to number of shares, per share amount, stock option and market prices of the Company's common stock have been restated to reflect such stock split.

Common Stock (unaudited)

         In August 2002, the Company issued 207,200 shares of restricted Common Stock to unelated parties for the conversion of accounts payable totaling $96,500.

         In August 2002, the Company issued 120,000 shares of restricted Common Stock to unrelated parties for consulting services rendered.

         In August 2002, the Company issued 472,000 shares of restricted Common Stock to a shareholder of the Company for cash totaling approximately $57,000 in connection with the exercise of warrants.

         In September 2002, the Company issued 245,120 shares of restricted Common Stock to a shareholder of the Company in a cashless exercise of warrants. The Company offset a payable in the amount of approximately $30,000 owed to the shareholder for consideration.

Warrants (unaudited)

         In August 2002, the Company granted warrants to purchase 2,772,000 shares of the Company's restricted Common Stock to existing shareholders at an exercise price of $0.25 per share. The warrants vest on the date of grant and are exercisable through August 2007.

         In September 2002, the Company granted warrants to purchase 400,000 shares of the Company's restricted Common Stock to investors at an exercise price of $0.25 per share. The warrants vest on the date of grant and are exercisable through September 2007.

         In September 2002, the Company granted warrants to purchase 62,500 shares of the Company's restriced Common Stock to existing shareholders at an exercise price of $0.40 per share. The warrants vest on the date of grant and are exercisable through September 2007.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



Date: October 7, 2002                           AccuPoll Holding Corp.

By: /s/ Frank J. Wiebe                          /s/ Dennis Vadura
--------------------------------------   --------------------------------------
Frank J. Wiebe                                  Dennis Vadura
Director, President, Secretary and              Director, Chief Executive
Treasurer                                       Officer

/s/ Andreea M. Porcelli                         /s/ Craig A. Hewitt
--------------------------------------   --------------------------------------
Andreea M. Porcelli                             Craig A. Hewitt
Director                                        Chief Financial Officer and
                                                Principal Financial and
                                                Accounting Officer

                                  EXHIBIT INDEX

EXHIBITS                                             DESCRIPTION
-------------                                        -------------------

3(i) Articles of Incorporation                       The Articles of
                                                     Incorporation of the
                                                     Company dated January 25,
                                                     1985, are incorporated
                                                     herein by reference to
                                                     Exhibit 3(i) to the Form
                                                     10-KSB annual report of the
                                                     Company for its fiscal year
                                                     ended June 30, 2000.

3(ii) Amendment to Articles of Incorporation         An Amendment
                                                     to the Articles of
                                                     Incorporation dated
                                                     November 4, 1985, is
                                                     incorporated herein by
                                                     reference to Exhibit 3(ii)
                                                     to the Form 10-KSB annual
                                                     report of the Company for
                                                     its fiscal year ended June
                                                     30, 2000.

3(iii) Amendment to Articles of Incorporation        Amendment to the Articles
                                                     of Incorporation dated May
                                                     23, 2002.

3(iv) By-Laws                                        The By-Laws of the
                                                     Company are incorporated
                                                     herein by reference to
                                                     Exhibit 3(iii) to the Form
                                                     10-KSB annual report of the
                                                     Company for its fiscal year
                                                     ended June 30, 2002.

10. Material Contracts

         10.1 Stock Exchange Agreement dated May 20, 2002, between the Company and Accupoll,
                                                     Inc., Denis Vadura, and
                                                     Frank Wiebe is incorporated
                                                     by reference Exhibit No. 1
                                                     to the Form 8-K/A current
                                                     report of the Company
                                                     regarding May 20, 2002
                                                     events.

         10.2 Letter of Thurman Shaw & Co. regarding change of certifying accountant to
                                                     Mantyla & McReynolds is
                                                     incorporated by reference
                                                     to Exhibit 16 to the Form
                                                     8-K current report of the
                                                     Company regarding August 7,
                                                     2001 events.

         10.3 Letter of Mantyla & McReynolds regarding change of certifying accountant to
                                                     Squar, Milner, Reehl &
                                                     Williamson, LLP is
                                                     incorporated by reference
                                                     to Exhibit No. 2 to the
                                                     Form 8-K/A current report
                                                     of the Company regarding
                                                     May 20, 2002 events.

         10.4 2002 Consultant Plan is incorporated by reference to Exhibit 10 to the Form
                                                     S-8 registration statement
                                                     of the Company (File No.
                                                     333-90208).

         10.5                                        Employment Agreement with
                                                     Dennis Vadura.

         10.6                                        Employment Agreement with
                                                     Frank J. Wiebe

         10.7                                        Master Services Agreement
                                                     of April 2002 with Web
                                                     Tolls International, Inc.

         10.8                                        Consulting Agreement with
                                                     GCH Capital, Ltd. dated
                                                     April 23, 2002.

         10.9 Proxy in favor of Dennis Vadura and Frank J. Wiebe from Picasso, LLC.

         10.10 Proxy in favor of Dennis Vadura and Frank J. Wiebe from The ViperTrust

         10.11                                       Employment Agreement
                                                     between the Company and
                                                     Dennis Vadura.

         10.12                                       Employment Agreement
                                                     between the Company and
                                                     Frank J. Wiebe.

         10.13                                       Indemnification Agreement
                                                     between the Company and
                                                     Dennis Vadura.

         10.14                                       Indemnification Agreement
                                                     between the Company and
                                                     Frank J. Wiebe.

         10.15                                       Indemnification Agreement
                                                     between AccuPoll, Inc. and
                                                     Dennis Vadura.

         10.16                                       Indemnification Agreement
                                                     between AccuPoll, Inc. and
                                                     Frank J. Wiebe

         10.17                                       Consulting Agreement dated
                                                     May 29, 2002, with Craig A.
                                                     Hewitt

11.  Statement re: computation of per
         share earnings                              Reference is made to the
                                                     Consolidated Statements of
                                                     Operations of the
                                                     Consolidated Financial
                                                     Statements of the Company
                                                     which are incorporated
                                                     herein.

12.  A description of the subsidiary of
         the Company                                 A description of the
                                                     subsidiaries of the
                                                     Company.

99.1  Certification                                  Certification required by
                                                     18 U.S.C.ss.906 of the
                                                     Sarbanes-Oxley Act of 2002.