Form 10QSB
period 2002-09-30
ACCUPOLL HOLDING CORP
filed 2002-11-14
CIK 764794

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2002

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

              For the transition period from ___________ to ___________

              Commission File Number: 0-32849

                             AccuPoll Holding Corp.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                     11-2751630
             ------                                     ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                 30 EXECUTIVE PARK, SUITE 260, IRVINE, CA 92614
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (949) 200-4000
                                 --------------
                           (Issuer's telephone number)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 105,844,846 shares at November 11, 2002

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                             AccuPoll Holding Corp.

                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheet at
         September 30, 2002 (unaudited).......................................3

Condensed Consolidated Statements of Operations for the three months ended September 30, 2002, and 2001 (unaudited)................4

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2002, and 2001 (unaudited)................5

Notes to the Condensed Consolidated Financial Statements......................6

Item 2.  Management's Discussion and Analysis or Plan of Operations..........10

Item 3.  Controls and Procedures.............................................12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................13

Item 2.  Changes in Securities...............................................13

Item 3.  Defaults on Senior Securities.......................................13

Item 4.  Submission of Matters to a Vote of Security Holders.................14

Item 5.  Other Information...................................................14

Item 6.  Exhibits and Reports on Form 8-K....................................14

Signatures...................................................................14

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ACCUPOLL HOLDING CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                   September 30,
                                                                       2002
                                                                   ------------
                                                                   (Unaudited)

                                 ASSETS

CURRENT ASSETS

Cash ........................................................      $   122,192

Prepaid consulting fees and other ...........................          158,500
                                                                   ------------
TOTAL CURRENT ASSETS ........................................          280,692


Prepaid consulting fees, net of current portion .............           91,000

Other assets ................................................          236,091
                                                                   ------------

TOTAL ASSETS ................................................      $   607,783
                                                                   ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses........................      $   204,767

Related party payables ......................................          242,800
                                                                   ------------

TOTAL CURRENT LIABILITIES ...................................          447,567


                      COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, par value of $0.001; 600,000,000 shares
authorized; 104,305,568 issued and outstanding ..............          104,306

Common stock subscription receivable ........................         (112,500)

Additional paid in capital ..................................        3,313,629

Accumulated deficit during development stage ................       (3,145,219)
                                                                   ------------

TOTAL STOCKHOLDERS' EQUITY ..................................          160,216
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................      $   607,783
                                                                   ============

   See accompanying notes to these condensed consolidated financial statements

                                    ACCUPOLL HOLDING CORP. AND SUBSIDIARY
                                        (A DEVELOPMENT STAGE COMPANY)

                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                                                              August 9,2001
                                                         Three Months Ended September 30,  (Inception) through
                                                              2002               2001       September 30, 2002
                                                         --------------     --------------    --------------
REVENUE ............................................     $           0      $           0     $           0

EXPENSES

     General and administrative ....................           474,909                  0         1,241,128

     Professional ..................................            83,530                  0           141,283

     Stock based compensation ......................           179,400                  0         1,281,269

     Interest ......................................                 0                  0           303,875

     Research and development ......................                 0                  0           176,064
                                                         --------------     --------------    --------------
                                                               737,839                  0         3,143,619
                                                         --------------     --------------    --------------

NET LOSS BEFORE INCOME TAXES .......................          (737,839)                 0        (3,143,619)

INCOME TAXES .......................................               800                  0             1,600)
                                                         --------------     --------------    --------------

NET LOSS ...........................................     $    (738,639)     $           0     $  (3,145,219)
                                                         ==============     ==============    ==============

BASIC AND DILUTED LOSS PER SHARE ...................     $       (0.01)     $           0     $       (0.04)
                                                         ==============     ==============    ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING       103,540,532         61,280,000        75,985,541
                                                         ==============     ==============    ==============

                 See accompanying notes to these condensed consolidated financial statements

                                                     4

                                    ACCUPOLL HOLDING CORP. AND SUBSIDIARY
                                        (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)

                                                                                                August 9, 2001
                                                                      Three Months Ended        (Inception) to
                                                                         September 30,           September 30,
                                                                    2002             2001            2002
                                                                ------------     ------------    ------------
Cash flows from operating activities:

Net Loss ..................................................     $  (738,639)     $         0     $(3,145,219)

Adjustments to reconcile net loss to net cash used in operating activities:

     Estimated fair market value of warrants granted in
              connection with notes payable ...............               0                0         287,500

     Estimated fair market value of options and warrants
              granted for services ........................               0                0         813,525

     Estimated fair market value of common stock issued for
              services ....................................         179,400                0         506,744

     Accrued interest related to the conversion of notes
              payable .....................................               0                0          16,375

Changes in operating assets and liabilities:

     Accounts payable and accrued expenses ................          48,477                0         224,769

     Prepaid consulting fees and other.....................          (2,500)               0          (2,500)

     Purchases of other assets ............................        (124,125)               0        (236,091)

     Related party payables ...............................         141,780                0         292,800
                                                                ------------     ------------    ------------

Net cash used in operating activities: ....................        (495,607)               0      (1,242,097)
                                                                ------------     ------------    ------------

Cash flows from investing activities:

     Issuance of related party note receivable ............               0                0        (300,000)

     Proceeds from repayment of note receivable ...........         300,000                0         300,000
                                                                ------------     ------------    ------------

Net cash provided by investing activities .................         300,000                0               0
                                                                ------------     ------------    ------------

Cash flows from financing activities:

     Proceeds from issuance of convertible debt ...........               0                0         287,500

     Payment of commissions related to equity fund raising          (51,000)               0         (51,000)

     Proceeds from the issuance of common stock for cash ..          25,000                0          25,000

     Proceeds from issuance of common stock upon exercise
     of warrants ..........................................          56,640                0       1,102,789
                                                                ------------     ------------    ------------

Net cash provided by financing activities .................          30,640                0       1,364,289
                                                                ------------     ------------    ------------

Net increase (decrease) in cash ...........................        (164,967)               0         122,192

Cash at beginning of period ...............................         287,159                0               0
                                                                ------------     ------------    ------------

Cash at end of period .....................................     $   122,192      $         0     $   122,192
                                                                ============     ============    ============

  See accompanying notes to condensed consolidated financial statements for additional information relating to non-cash investing and financing activities concerning prepaid consulting fees, issuance of common stock related to convertible debt and warrants and related party payables during the periods.

                                                      5

                      ACCUPOLL HOLDING CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 1: BASIS OF REPORTING

         The accompanying financial statements have been prepared in accordance with SEC regulations for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Form 10-KSB for the period ended June 30, 2002. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the entire fiscal year.

         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, AccuPoll, Inc. All significant inter-company balances have been eliminated in consolidation.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" which is effective for fiscal years beginning after December 15, 2001, provided that the first interim financial statements have not been previously issued. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS 142. The adoption of SFAS 142 did not have a material impact on the Company's financial statements.

SFAS 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material impact on the Company's financial statements.

SFAS 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. The adoption of SFAS 144 did not have a material impact on the Company's financial statements.

SFAS 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES" is effective for such activities initiated after December 31, 2002. Activities of this type include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation, and one-time termination costs. SFAS 146 prohibits liability recognition based solely on management's intent, and requires that liabilities be measured at estimated fair value. Management has not determined the effect, of SFAS 146 on the Company's future financial statements.

NOTE 3: STOCKHOLDERS' EQUITY

Common Stock
------------

In August 2002, the Company issued 208,540 shares of restricted common stock to unrelated parties in connection with cashless exercises of warrants.

In August 2002, the Company issued 120,000 shares of restricted common stock valued at $140,400 (based on the market price on the date of grant) for services rendered. In connection with this issuance, the Company recorded stock based compensation expense of $140,400.

In August 2002, the Company issued 472,000 shares of common stock in connection with the exercise of warrants for cash totaling $56,640.

In September 2002, the Company issued 245,120 shares of common stock in connection with the exercise of warrants for conversion of accounts payable in the amount of $20,002.

In September 2002, the Company issued 462,500 shares of restricted common stock for cash totaling $125,000, of which $100,000 has not been collected as of September 30, 2002 and is presented as common stock subscription receivable in the accompanying financial statements.

Warrants
--------

In August 2002, the Company granted warrants to purchase an aggregate of 3,244,000 shares of the Company's restricted common stock at exercise prices ranging from $0.12 to $0.25 per share in connection with equity fund raising activities. These warrants vested upon grant and are exercisable through March 2007. As such warrants were issued in connection with equity fund raising activities, and accordingly there was no related expense recorded in the accompanying financial statements.

NOTE 4:  GOING CONCERN CONSIDERATIONS

         The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant operating losses and has used cash in its operations since inception. Most of this cash was consumed in the development of software and systems infrastructure, and in organization development and staffing. Additional funding went towards investment in and protection of intellectual property and towards investment advisory fees and commissions related to fund raising. At September 30, 2002, the Company had a deficit in working capital of $166,875, made up of $280,692 in current assets offset by $447,567 in current liabilities. In addition, the Company experienced a loss from operations for the three months ended September 30, 2002, of $738,639, and had an accumulated deficit of $3,145,219 at that date.

NOTE 5:  SUBSEQUENT EVENTS

Warrants
--------

In October 2002, the Company granted warrants to purchase 1,320,000 shares of the Company's restricted common stock at an exercise price of $0.06 per share in connection with equity fund raising activities.

In October 2002, the Company granted warrants to purchase 300,000 shares of the Company's restricted common stock at an exercise price of $0.06 per share, valued at $297,000 (based on the Black-Scholes pricing model) to a consultant.

In October 2002, the Company granted warrants to purchase 1,539,278 shares of the Company's restricted Common Stock at an exercise price of $0.12 per share in connection with equity fund raising activities. The warrants described herein were exercised upon grant for cash totaling approximately $180,000. In connection with the exercise of 597,278 warrants at an exercise price of $0.12, the Company granted an equal amount of warrants with an exercise price of $0.25, which vested immediately and expire on March 31, 2007.

Agreements
----------

The Company shares office space with Web Tools International, Inc. ("WTI"), an affiliate of the Company. In November 2002, WTI entered into a sublease for approximately 5,000 square feet of office space, which the Company is the guarantor. Per the sublease, WTI is to pay approximately $6,750 per month through September 2003.

In November 2002, the Company entered into a Location Incentives Agreement (the "Agreement") with the Amarillo Economic Development Corporation ("AEDC") to establish the Company's customer service center and voting machine repair operations in Amarillo, Texas. According to the terms of the agreement, the AEDC will grant the Company $250,000 upon the Company's execution of a lease for facilities in Amarillo. The funds advanced under this agreement are to be used solely for the operations in Amarillo. If the Company does not meet certain minimum employment requirements, as defined, it would be required to repay all amounts advanced. In connection with the Agreement, the Company granted warrants to purchase 250,000 shares of the Company's restricted Common Stock at an exercise price of $1.04 per share, valued at approximately $205,000 (based on the Black-Scholes pricing model). The warrants are immediately exercisable and expire in November 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS OR PLAN OF OPERATIONS

IN ADDITION TO HISTORICAL INFORMATION, MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, THOSE RELATED TO THE GROWTH AND STRATEGIES, FUTURE OPERATING RESULTS AND FINANCIAL POSITION AS WELL AS ECONOMIC AND MARKET EVENTS AND TRENDS OF THE COMPANY. ALL FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY, INCLUDING SUCH STATEMENTS HEREIN, INCLUDE MATERIAL RISKS AND UNCERTAINTIES AND ARE SUBJECT TO CHANGE BASED ON FACTORS BEYOND THE CONTROL OF THE COMPANY. ACCORDINGLY, THE COMPANY'S ACTUAL RESULTS AND FINANCIAL POSITION COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENT AS A RESULT OF VARIOUS FACTORS, INCLUDING WITHOUT LIMITATION FACTORS DESCRIBED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION REGARDING RISKS AFFECTING THE COMPANY'S FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

         The following discussion of the Company's financial condition and results of operations should be read in connection with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere herein. Factors that could cause or contribute to differences from the condensed consolidated financial statements include, but are not limited to, risks and uncertainties related to the need for additional funds, the growth of its operations and the ability of the Company to operate profitably after its development stage is completed.

GENERAL

         The Company has not generated any revenues from its operations since the inception of AccuPoll, Inc., the Company's wholly owned subsidiary, in August 2001, and does not expect to report any revenue until the successful development and marketing of its touch-screen electronic voting products. Additionally, after the launch of the Company's products and services, there can be no assurance that the Company will generate positive cash flow and there can be no assurances as to the level of revenues, if any, that the Company may actually achieve for its planned operations.

Plan of Operations
------------------

         The Company intends to specialize in selling touch-screen voting systems primarily to counties throughout the United States. Secondary markets include a scaled-down version of the products, and an international version of the products.

         The Company's success will depend on its ability to obtain government contracts, primarily through the counties in the United States to replace their current voting systems with the touch-screen voting solutions to be provided by the Company.

Development Stage
-----------------

         The Company is in the development stage. During the quarter ended September 30, 2002, the Company did not generate any revenues, and continued its efforts to control operating expenses and conserve working capital. Additional capital will be needed for the Company to continue its operations and to invest in expansion and diversification of its product offerings and marketing activities. Management anticipates that it will begin to generate positive cash flow by the summer of 2003. Management expects that cash flow from operations, supplemented by future debt and equity financings, will enable the Company to meet its need for working capital and to continue as a going concern.

History
-------

         On May 20, 2002, Western International Pizza Corporation ("WIPC") entered into a Stock Exchange Agreement (the "Agreement") with AccuPoll, Inc. ("AccuPoll") in a tax-free share exchange under Section 368(a)(1)(B) of the Internal Revenue Code. Such transaction was accounted for as reorganization. In May 2002, and pursuant to a Certificate filed with the Nevada Secretary of State, WIPC effected a 1 for 5 reverse split of all the outstanding Common Stock and outstanding warrants of AccuPoll were exchanged for shares of WIPC. By virtue of the Agreement, the stockholders of AccuPoll acquired 75,500,000 shares of post-split restricted Common Stock of WIPC. The name of WIPC was also changed to AccuPoll Holding Corp.

         Management has accounted for this stock exchange as a capital stock transaction. Accordingly, the stock exchange has been reported as a recapitalization of the Company, which is considered the acquirer for accounting purposes (a "reverse acquisition"), through its former stockholders, the Company is deemed the acquirer for accounting purposes because of (a) its majority ownership of WIPC; (b) its representation on WIPC's board of directors; and (c) executive management positions held by former officers of the Company.

Liquidity and Capital Resources
-------------------------------

         Our projections of future cash needs and cash flows are subject to substantial uncertainty. Current cash and cash equivalents and cash that may be generated from operations will not be sufficient to meet our anticipated cash needs for the next 12 months. Accordingly, we are dependant on raising additional financing in order to continue operations. We will seek to sell additional equity or debt securities in order to fund our cash needs. The sale of additional equity or equity-related securities would result in additional dilution to our stockholders. In addition, we will from time to time consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

         The Company's cash was $122,192 as of September 30, 2002.

Inflation
---------

         The Company believes that inflation has not had a material impact on its results of operations for the three months ended September 30, 2002, nor for the three months ended September 30, 2001.

Going Concern
-------------

         The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.

         At September 30, 2002, the Company had a deficit in working capital of $166,875, a loss from operations for the three months ended September 30, 2002, of $738,639, and an accumulated deficit of $3,145,219.

Need for Additional Financing
-----------------------------

         The Company may require substantial additional financing to complete the capitalization of its business plan. The additional financing will be used primarily for payment of past due liabilities and for expansion of marketing programs. The Company can give no assurance that it will successfully negotiate or obtain additional financing, or that it will obtain financing on terms favorable or acceptable to it. The Company's ability to obtain additional capital depends on market conditions, the global economy and other factors outside its control. If the Company does not obtain adequate financing or such financing is not available on acceptable terms, the Company's ability to satisfy its liabilities, finance its expansion, develop or enhance products and services or respond to competitive pressures would be significantly limited. The Company's failure to secure necessary financing could have a material adverse effect on its business, prospects, financial condition and results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

         The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         In August 2002, the Company issued 208,540 shares of restricted Common Stock to unrelated parties in connection with cashless exercises of warrants.

         In August 200, the Company issued 120,000 shares of restricted Common Stock valued at $140,400 (based on the market price on the date of grant) for services rendered. In connection with this issuance, the Company recorded stock based compensation expense of $140,400.

         In August 2002, the Company issued 472,000 shares of Common Stock in connection with the exercise of warrants totaling $56,640.

         In September 2002, the Company issued 245,120 shares of Common Stock in connection with the exercise of warrants for conversion of accounts payable in the amount of $20,2002.

         In August 2002, the Company granted warrants to purchase an aggregate of $3,244,000 shares of the Company's restricted common stock at exercise prices ranging from $0.12 to $0.25 per share in connection with equity fund raising activities. The warrants vested upon grant and are exercisable through March 31, 2007. As such warrants were issued in connection with equity fund raising activities, there are no amounts recorded in the accompanying financial statements.

         In October 2002, the Company granted warrants to purchase 1,320,000 shares of the Company's restricted Common Stock at an exercise price of $0.06 per share in connection with equity fund raising activities. There are no amounts recorded in the accompanying financial statements.

         In October 2002, the Company granted warrants to purchase 300,000 shares of the Company's restricted Common Stock at an exercise price of $0.06 per share, valued at $297,000 (based on the Black-Scholes pricing model) to a consultant.

In November 2002, the Company granted warrants to purchase 250,000 shares of the Company's restricted Common Stock at an exercise price of $1.04 per share, valued at approximately $205,000 (based on the Black-Scholes pricing model) in connection with the execution of a business development grant agreement (see below). The warrants are immediately exercisable and expire in November 2012.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (1)      Reports on Form 8-K:

                  The Company filed a report on Form 8-K on August 5, 2002.

         (2)      Exhibits

                  99.1     Certification of Dennis Vadura
                  99.2     Certification of Craig A. Hewitt
                  99.3     Certification of Dennis Vadura and Craig A. Hewitt



                                   Signatures

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


November 14, 2002


AccuPoll Holding Corp.

By: /s/ Dennis Vadura                          By: /s/ Craig A. Hewitt
--------------------------------               --------------------------------
Dennis Vadura                                  Craig A. Hewitt, Chief Financial
Chairman of the Board, President               Officer and Principal Financial
and Chief Executive Officer                    and Accounting Officer