Form 10QSB
period 2002-12-31
ACCUPOLL HOLDING CORP
filed 2003-02-14
CIK 764794

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2002

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

         For the transition period from ______________ to ________________

         Commission File Number: 000-32849

                             ACCUPOLL HOLDING CORP.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                     NEVADA                           11-2751630
         --------------------------------       -------------------
         (State or other jurisdiction            (I.R.S. Employer
         of incorporation or organization)      Identification No.)


                 30 EXECUTIVE PARK, SUITE 260, IRVINE, CA 92614
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (949) 200-4000
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____
No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 107,457,007 shares at February 12, 2003

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                ---     ---

                                  AccuPoll Holding Corp.

                                          INDEX

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:
         Condensed Consolidated Balance Sheet as of
         December 31, 2002 (unaudited).................................................3

         Condensed Consolidated Statements of Operations for the three months and the six months ended December 31, 2002 (unaudited)................ 4

         Condensed Consolidated Statements of Cash Flows for the six
         months ended December 31, 2002 and 2001 (unaudited).......................... 5

         Notes to Condensed Consolidated Financial Statements......................... 6

Item 2. Management's Discussion and Analysis or Plan of Operations.................... 8

Item 3.  Controls and Procedures......................................................10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings............................................................ 10

Item 2. Changes in Securities........................................................ 10

Item 3. Defaults on Senior Securities................................................ 12

Item 4. Submission of Matters to a Vote of Security Holders.......................... 12

Item 5. Other Information............................................................ 12

Item 6. Exhibits and Reports on Form 8-K............................................. 12

Signatures............................................................................13

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ACCUPOLL HOLDING CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                  ASSETS                       DECEMBER 31, 2002
                                                               -----------------
CURRENT ASSETS
Cash ...........................................................   $   108,076
Prepaid consulting fees and other ..............................       158,500
                                                                   -----------
TOTAL CURRENT ASSETS ...........................................       266,576

Prepaid consulting fees, net of current portion ................        52,000
Capitalized development costs ..................................       382,226
                                                                   -----------
TOTAL ASSETS ...................................................   $   700,802
                                                                   ===========

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses ..........................   $   260,781
Related party payables .........................................       463,570
Note payable ...................................................        50,000
                                                                   -----------
TOTAL CURRENT LIABILITIES ......................................       774,351
                                                                   -----------

                       COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Common Stock, par value of $.001; 600,000,000 shares authorized;
107,437,007 issued and outstanding .............................       107,437
Common Stock subscription receivable ...........................       (12,500)
Additional paid in capital .....................................     4,911,531
Accumulated deficit during development stage ...................    (5,080,017)
                                                                   -----------
TOTAL STOCKHOLDERS' DEFICIT ....................................       (73,549)
                                                                   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ....................   $   700,802
                                                                   ===========

   See accompanying notes to these condensed consolidated financial statements

                                              ACCUPOLL HOLDING CORP. AND SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)

                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)


                                                  Six months ended                   Three months ended             August 9,2001
                                                    December 31,                        December 31,            (Inception) through
                                              2002              2001              2002              2001         DECEMBER 31, 2002
                                         -------------      -------------     -------------     -------------    -----------------
REVENUE ............................     $           0      $           0     $           0     $           0      $           0
                                         -------------      -------------     -------------     -------------      -------------
EXPENSES
     General and administrative ....         1,043,363                  0           568,454                 0          1,770,582
     Professional ..................           173,874                  0            90,344                 0            231,627
     Stock based compensation ......         1,406,400                  0         1,256,000                 0          2,576,269
     Interest ......................            49,000                  0            29,000                 0            323,875
     Research and development ......                 0            176,064                 0           176,064            176,064
                                         -------------      -------------     -------------     -------------      -------------
                                             2,672,637            176,064         1,934,798           176,064          5,078,417
                                         -------------      -------------     -------------     -------------      -------------
NET LOSS BEFORE INCOME TAXES .......        (2,672,637)          (176,064)       (1,934,798)         (176,064)        (5,078,417)
INCOME TAXES .......................               800                  0                 0                 0              1,600
                                         -------------      -------------     -------------     -------------      -------------

NET LOSS ...........................     $  (2,673,437)     $    (176,064)    $  (1,934,798)    $    (176,064)     $  (5,080,017)
                                         =============      =============     =============     =============      =============

BASIC AND DILUTED LOSS PER SHARE         $       (0.03)     $           0     $       (0.02)    $           0      $       (0.07)
                                         =============      =============     =============     =============      =============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING .................       104,556,788         61,301,839       105,573,045        61,314,420         75,985,541
                                         =============      =============     =============     =============      =============


                           See accompanying notes to these condensed consolidated financial statements

                                              ACCUPOLL HOLDING CORP. AND SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)

                                                                        SIX MONTHS ENDED DECEMBER 31,          August 9, 2001
                                                                        ----------------------------           (Inception) to
                                                                             2002               2001          DECEMBER 31, 2002
                                                                        -----------         -----------      ------------------
Cash flows from operating activities:
Net Loss .......................................................        $(2,673,437)        $  (176,064)        $(5,080,017)

Adjustments to reconcile net loss to net cash used in
operating activities:
     Estimated fair market value of warrants granted in
               connection with notes payable ...................             20,000                   0             307,500
     Estimated fair market value of options and warrants granted
               for services ....................................          1,217,000                   0           2,030,525
     Estimated fair market value of Common Stock issued for
              services .........................................            229,025                   0             556,369
     Accrued interest related to the conversion of notes payable                  0                   0              16,375
Changes in operating assets and liabilities: ...................
     Accounts payable and accrued expenses .....................            104,491                   0             280,783
     Prepaid consulting fees and other .........................             (2,500)                  0              (2,500)
     Capitalized development costs .............................           (270,260)            (37,718)           (382,226)
     Related party payables ....................................            362,550             213,862             513,570
                                                                        -----------         -----------         -----------
Net cash used in operating activities: .........................         (1,013,131)                 80          (1,759,621)
                                                                        -----------         -----------         -----------
Cash flows from investing activities
     Issuance of related party note receivable .................                  0                   0            (300,000)
     Proceeds from repayment of note receivable ................            300,000                   0             300,000
                                                                        -----------         -----------         -----------
Net cash provided by investing activities ......................            300,000                   0                   0
                                                                        -----------         -----------         -----------
Cash flows from financing activities:
     Proceeds from issuance of convertible debt ................                  0              62,500             287,500
     Proceeds from the issuance of Common Stock for cash .......            150,000                                 150,000
     Payment of commissions related to equity fund raising .....            (51,000)                  0             (51,000)
     Proceeds from the issuance of note payable ................             50,000                                  50,000
     Proceeds from issuance of Common Stock upon exercise
     of warrants ...............................................            385,048                   0           1,431,197
                                                                        -----------         -----------         -----------
Net cash provided by financing activities ......................            534,048              62,500           1,867,697
                                                                        -----------         -----------         -----------
Net increase (decrease) in cash ................................           (179,083)             62,580             108,076
Cash at beginning of period ....................................            287,159                   0                   0
                                                                        -----------         -----------         -----------
Cash at end of period ..........................................        $   108,076         $    62,580         $   108,076
                                                                        ===========         ===========         ===========


See accompanying notes to the condensed consolidated financial statements for additional information relating to non-cash investing and financing activities concerning prepaid consulting fees, issuance of common stock related to convertible debt and warrants and related party payables during the periods.

                      ACCUPOLL HOLDING CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                   (UNAUDITED)

NOTE 1: BASIS OF REPORTING

         The accompanying financial statements have been prepared in accordance with SEC regulations for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Form 10-KSB annual report of the Company for the year ended June 30, 2002. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month and six month periods ended December 31, 2002, are not necessarily indicative of the results that may be expected for the entire fiscal year.

         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, AccuPoll, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

         SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123," is effective for fiscal years beginning after December 15, 2002. SFAS 148 provides alternataive methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management has not determined the effect, if any, of SFAS 148 on the Company's future financial statements.

         In July 2001, the FASB issued Statements No. 141, " Business Combinations " ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 is effective for fiscal years beginning after June 30, 2001 and requires that all business combinations be accounted for by the purchase method. SFAS 142 provides that all existing and newly acquired goodwill and certain intangible assets will no longer be amortized but will be tested for impairment at least annually and written down only when impaired. Additionally, the FASB has recently issued Statements No. 143, " Accounting for Asset Retirement Obligations " ("SFAS 143") and No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets " ("SFAS 144"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets fand for long-lived assets to be disposed of, and is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within these fiscal years, with early adoption encouraged. The adoption of SFAS 141, 142, 143 and 144 by the Company did not have a material impact on the Company's financial statements. Management has not determined the effect on the Company's future financial statements.

NOTE 3: CAPITALIZED DEVELOPMENT COSTS

         Capitalized development costs consist of the costs paid to and incurred by a related party for the development of the Voting System. The costs have been accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" and SFAS No. 2, "Accounting for Research and Development Costs". The related asset will be amortized over the applicable period when the product is available for general release to customers.

NOTE 4:  NOTE PAYABLE

         In December 2002, the Company entered into a note payable (the "Note") agreement with a third party in the amount of $50,000 accruing interest at 8%, due in January 2003. The Company is currently renegotiating the repayment of the Note. Per the Note agreement, the Company issued the noteholder 40,000 warrants at an exercise price of $1.40 that expire March 31, 2012. See Note 6.

NOTE 5:  COMMITMENTS

         In November 2002, the Company entered into a Location Incentives Agreement (the "Agreement") with the Amarillo Economic Development Corporation ("AEDC") to establish the Company's customer service center and voting machine repair operations in Amarillo, Texas. According to the terms of the agreement, the AEDC will pay the Company $250,000 upon the Company's execution of a lease for facilities in Amarillo. The funds advanced under this agreement are to be used solely for the operations in Amarillo. If the Company does not meet certain minimum employment requirements, as defined, it would be required to repay all amounts advanced. In connection with the Agreement, the Company granted warrants to purchase 250,000 shares of the Company's restricted Common Stock at an exercise price of $1.04 per share, valued at approximately $205,000 (based on the Black-Scholes pricing model). The warrants are immediately exercisable and expire in November 2012. (See Note 6)

NOTE 6: STOCKHOLDERS' EQUITY

COMMON STOCK

         In December 2002, the Company issued 8,500 shares of Common Stock valued at $10,625 (based on the market price on the date of grant) for services rendered. In connection with this issuance, the Company recorded stock based compensation expense of $10,625.

         In October 2002, the Company issued 1,539,278 shares of restricted Common Stock in connection with the exercise of warrants for cash totaling approximately $190,000.

         In December 2002, the Company issued 816,994 shares of restricted Common Stock in connection with the exercise of warrants for cash totaling $100,000.

         In December 2002, the Company issued 666,667 shares of restricted Common Stock in connection with the exercise of warrants for cash totaling $40,000.

         In December 2002, the Company issued 100,000 shares of restricted Common Stock for cash totaling $25,000.

WARRANTS

         In October 2002, the Company granted warrants to purchase 300,000 shares of the Company's restricted Common Stock at an exercise price of $0.06 per share, valued at $252,000 (based on the Black-Scholes pricing model) to a consultant for services rendered. Such amount is included in stock based compensation in the accompanying condensed consolidated statements of operations.

         In October 2002, the Company granted warrants to purchase an aggregate of 1,320,000 shares of the Company's restricted Common Stock at an exercise price of $0.06 per share in connection with equity fund raising activities. These warrants vested upon grant and are exercisable through March 2007. Such warrants were issued in connection with equity fund raising activities, and accordingly, there was no related expense recorded in the accompanying financial statements.

         In October 2002, the Company granted warrants to purchase an aggregate of 2,973,937 shares of the Company's restricted Common Stock at an exercise price of $0.12 per share in connection with equity fund raising activities. These warrants vested upon grant and are exercisable through March 2007. As such warrants were issued in connection with equity fund raising activities, and accordingly, there was no related expense recorded in the accompanying financial statements.

         In October 2002, the Company granted warrants to purchase an aggregate of 597,278 shares of the Company's restricted Common Stock to AEDC, as noted above, at an exercise price of $0.24 per share in connection with equity fund raising activities. These warrants vested upon grant and are exercisable through March 2007. As such warrants were issued in connection with equity fund raising activities, and accordingly there was no related expense recorded in the accompanying financial statements.

         In October 2002, the Company granted warrants to purchase 250,000 shares of the Company's restricted Common Stock at an exercise price of $1.04 per share, valued at $174,000 (based on the Black-Scholes pricing model) in connection with the execution of a business development grant agreement. The warrants are immediately exercisable and expire in November 2012. Such amount is included in stock based compensation in the accompanying condensed consolidated statements of operations.

         In November 2002, the Company granted warrants to purchase 1,000,000 shares of the Company's restricted Common Stock at an exercise price of $0.25 per share, valued at $791,000 (based on the Black-Scholes pricing model) in connection with the execution of a business development grant agreement. The warrants are immediately exercisable and expire in November 2012. Such amount is included in stock based compensation in the accompanying condensed consolidated statements of operations.

         In December 2002, the Company granted warrants to purchase 40,000 shares of the Company's restricted Common Stock at an exercise price of $1.40 per share, valued at $20,000 (based on the pro-rata value using the Black-Scholes pricing model) in connection with the issuance of a note payable in the amount of $50,000 (see Note 4). The warrants are immediately exercisable and expire in November 2012. Such amount is included in interest expense in the accompanying condensed consolidated statements of operations.

         In December 2002, the Company granted warrants to purchase an aggregate of 536,608 shares of the Company's restricted Common Stock at an exercise price of $0.12 per share in connection with equity fund raising activities. These warrants vested upon grant and are exercisable through March 2007. Such warrants were issued in connection with equity fund raising activities, and accordingly, there was no related expense recorded in the accompanying financial statements.

         In December 2002, the Company granted warrants to purchase an aggregate of 816,994 shares of the Company's restricted Common Stock at an exercise price of $0.24 per share in connection with equity fund raising activities. These warrants vested upon grant and are exercisable through March 2007. Such warrants were issued in connection with equity fund raising activities, and accordingly, there was no related expense recorded in the accompanying financial statements.

NOTE 7: GOING CONCERN CONSIDERATIONS

         The condensed consolidated financial statements are presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant operating losses and has used cash in its operations since inception. Most of this cash was consumed in the development of software and systems infrastructure, and in organization development and staffing. Additional funding went towards investment in and protection of intellectual property and towards investment advisory fees and commissions related to fund raising. At December 31, 2002, the Company had a deficit in working capital of $507,775, made up of $266,576 in current assets offset by $774,351 in current liabilities. In addition, the Company experienced a loss from operations for the six months ended December 31, 2002, of $2,673,437, and had an accumulated deficit of $5,080,017 at that date.

NOTE 8: SUBSEQUENT EVENTS

COMMON STOCK

         In January 2003, the Company issued 20,000 shares of Common Stock valued at $28,000 (based on the market price on the date of grant) for services rendered.

STOCK OPTIONS

         In January 2003, the Company granted options to purchase 400,000 shares of the Company's restricted Common Stock at an exercise price of $1.35 (which was equal to the market price on the date of grant) in connection with an employment agreement. Per the agreement, 40,000 of the shares vest immediately and the remaining vest at a rate of 10,000 shares per month.

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

GENERAL

         The Company has not generated any revenues from its operations since the inception of AccuPoll, Inc., the Company's wholly owned subsidiary, in August 2001, and the Company does not expect to report any revenue until the successful development and marketing of its touch-screen electronic voting products. Additionally, after the launch of the Company's products and services, there can be no assurance that the Company will generate positive cash flow and there can be no assurances as to the level of revenues, if any, that the Company may actually achieve for its planned operations.

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

DEVELOPMENT STAGE

         The Company is in the development stage. During the six month period ended December 31, 2002, the Company did not generate any revenues, and the Company continued its efforts to control operating expenses and conserve working capital. Additional capital will be needed for the Company to continue its operations and to invest in expansion and diversification of its product offerings and future marketing activities. Management anticipates that it will begin to generate revenues by the summer of 2003. Management expects that cash flow from operations, supplemented by future debt and equity financings, will enable the Company to meet its need for working capital and to continue as a going concern.

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

LIQUIDITY AND CAPITAL RESOURCES

         Our projections of future cash needs and cash flows are subject to substantial uncertainty. Current cash and cash equivalents and cash that may be generated from operations will not be sufficient to meet our anticipated cash needs for the next 12 months. Accordingly, we are dependent on raising additional financing in order to continue operations. We will seek to sell additional equity or debt securities in order to fund our cash needs. The sale of additional equity or equity-related securities would result in additional dilution to our stockholders. In addition, we will from time to time consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

         The Company's cash was $108,076 as of December 31, 2002.

INFLATION

         The Company believes that inflation has not had a material impact on its results of operations for the six months ended December 31, 2002, nor for the six months ended December 31, 2001.

GOING CONCERN

         The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.

         At December 31, 2002, the Company had a deficit in working capital of $507,775 a loss from operations for the six months ended December 31, 2002, of $2,673,437, and an accumulated deficit of $5,080,017.

NEED FOR ADDITIONAL FINANCING

         The Company may require substantial additional financing to complete the capitalization of its business plan. The additional financing will be used primarily for payment of past due liabilities and for the establishment and implementation of marketing programs. The Company can give no assurance that it will successfully negotiate or obtain additional financing, or that it will obtain financing on terms favorable or acceptable to it. The Company's ability to obtain additional capital depends on market conditions, the global economy and other factors outside its control. If the Company does not obtain adequate financing or such financing is not available on acceptable terms, the Company's ability to satisfy its liabilities, finance its expansion, develop or enhance products and services or respond to competitive pressures would be significantly limited. The Company's failure to secure necessary financing could have a material adverse effect on its business, prospects, financial condition and results of operations.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         The Company issued the following unregistered securities during the three month period ended December 31, 2002.

COMMON STOCK

         In October 2002, the Company issued 1,414,272 shares of restricted Common Stock to Lemanik S.A. in connection with the exercise of warrants for cash totaling approximately $169,712.64 in reliance upon Regulation S under the Securities Act of 1933.

         In December 2002, the Company issued 1,350,497 shares of restricted Common Stock to BSI in connection with the exercise of warrants for cash totaling $162,060 in reliance upon Regulation S under the Securities Act of 1933.

         In December 2002, the Company issued 666,667 shares of restricted Common Stock to Sascha Wullschleger in connection with the exercise of warrants for cash totaling $40,000 in reliance upon Regulation S under the Securities Act of 1933.

         In December 2002, the Company issued 100,000 shares of restricted Common Stock to George Paclik for cash totaling $25,000 in reliance upon Regulation S under the Securities Act of 1933.

         In December 2002, the Company issued 8,500 shares of Common Stock to William Leftwich for services valued at $11,500 in reliance upon Section 4(2) of the Securities Act of 1933.

WARRANTS

         In October 2002, the Company granted warrants to purchase 300,000 shares of the Company's restricted Common Stock to Sascha Wullschleger at an exercise price of $0.06 per share, valued at $252,000 (based on the Black-Scholes pricing model) to a consultant in reliance upon Regulation S under the Securities Act of 1933. Such amount is included in stock based compensation in the accompanying condensed consolidated statements of operations.

         In October 2002, the Company granted warrants to purchase an aggregate of 1,448,111 shares of the Company's restricted Common Stock to Southhampton Ltd. at exercise prices of $0.06 to $0.12 per share in connection with equity fund raising activities in reliance upon Regulation S under the Securities Act of 1933. These warrants vested upon grant and are exercisable through March 2007. Such warrants were issued in connection with equity fund raising activities, and accordingly there was no related expense recorded in the accompanying financial statements.

         In October 2002, the Company granted warrants to purchase an aggregate of 2,973,937 shares of the Company's restricted Common Stock to Lemanik S.A. at an exercise price of $0. 12 per share in connection with equity fund raising activities in reliance upon Regulation S under the Securities Act of 1933. These warrants vested upon grant and are exercisable through March 2007. Such warrants were issued in connection with equity fund raising activities, and accordingly there was no related expense recorded in the accompanying financial statements.

         In October 2002, the Company granted warrants to purchase an aggregate of 597,278 shares of the Company's restricted Common Stock to Lemanik S.A. at an exercise price of $0.24 per share in connection with equity fund raising activities in reliance upon Regulation S under the Securities Act of 1933. These warrants vested upon grant and are exercisable through March 2007. Such warrants were issued in connection with equity fund raising activities, and accordingly there was no related expense recorded in the accompanying financial statements.

         In October 2002, the Company granted warrants to purchase 250,000 share of the Company's restricted Common Stock to Amarillo Economic at an exercise price of $1.04 per share, valued at $174,000 (based on the Black- Scholes pricing model) in connection with the execution of a business development grant agreement in reliance upon Section 4(2) under the Securities Act of 1933. The warrants are immediately exercisable and expire in November 2012. Such amount is included in stock based compensation in the accompanying condensed consolidated statements of operations.

         In November 2002, the Company granted warrants to purchase 1,000,000 share of the Company's restricted Common Stock to George Paclik at an exercise price of $0.25 per share, valued at $791,000 (based on the Black-Scholes pricing model) in connection with the execution of a business development grant agreement in reliance upon Regulation S under the Securities Act of 1933. The warrants are immediately exercisable and expire in November 2012. Such amount is included in stock based compensation in the accompanying condensed consolidated statements of operations.

         In December 2002, the Company granted warrants to purchase 40,000 share of the Company's restricted Common Stock to Frank Ehret at an exercise price of $1.40 per share, valued at $20,000 (based on the pro-rata value using the Black-Scholes pricing model) in connection with the issuance of a note payable in the amount of $50,000 (see Note 4) in reliance upon Section 4(2) under the Securities Act of 1933. The warrants are immediately exercisable and expire in November 2012. Such amount is included in stock based compensation in the accompanying condensed consolidated statements of operations.

         In December 2002, the Company granted warrants to purchase an aggregate of 1,758,994 shares of the Company's restricted Common Stock to BSI at exercise prices of $0.12 to $0.24 per share in connection with equity fund raising activities in reliance upon Regulation S under the Securities Act of 1933. These warrants vested upon grant and are exercisable through March 2007. As such warrants were issued in connection with equity fund raising activities, and accordingly there was no related expense recorded in the accompanying financial statements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

          None

ITEM 5.  OTHER INFORMATION

         The Company shares office space with Web Tools International, Inc. ("WTI"), an affiliate of the Company. In November 2002, WTI entered into a sublease for approximately 5,000 square feet of office space, of which the Company is the guarantor. Per the sublease, WTI is to pay approximately $6,750 per month through September 2003.

         In November 2002, the Company entered into a Location Incentives Agreement (the "Agreement") with the Amarillo Economic Development Corporation ("AEDC") to establish the Company's customer service center and voting machine repair operations in Amarillo, Texas. According to the terms of the agreement, the AEDC will pay the Company $250,000 upon the Company's execution of a lease for facilities in Amarillo. The funds advanced under this agreement are to be used solely for the operations in Amarillo. If the Company does not meet certain minimum employment requirements, as defined, it would be required to repay all amounts advanced. In connection with the Agreement, the Company granted warrants to purchase 250,000 shares of the Company's restricted Common Stock at an exercise price of $1.04 per share, valued at approximately $205,000 (based on the Black-Scholes pricing model). The warrants are immediately exercisable and expire in November 2012.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (1) Reports on Form 8-K:

              The Company did not file any current reports on Form 8-K during the three month period ended December 31, 2002.

         (2)      Exhibits

                  10.1     Consulting Agreement with Chet Noblett
                  99.1     Certification of Dennis Vadura
                  99.2     Certification of Craig A. Hewitt
                  99.3     Certification of Dennis Vadura and Craig A. Hewitt

                                   Signatures

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2003

AccuPoll Holding Corp.

By: /s/ Dennis Vadura                         By: /s/ Craig A. Hewitt
-------------------------------              ---------------------------------
Dennis Vadura                                Craig A. Hewitt, Chief Financial
Chairman of the Board, President             Officer and Principal Financial
and Chief Executive Officer                  and Accounting Officer