Form 10QSB/A
period 2002-12-31
ACCUPOLL HOLDING CORP
filed 2003-02-20
CIK 764794

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                Amendment No. 1
                                  Form 10-QSB/A

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

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 107,123,794 shares at February 12, 2003

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
                                                                   -----------

                       COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Common Stock, par value of $.001; 600,000,000 shares authorized;
107,103,794 issued and outstanding .............................       107,103
Common Stock subscription receivable ...........................       (12,500)
Additional paid in capital .....................................     4,660,680
Accumulated deficit during development stage ...................    (4,828,832)
                                                                   -----------
TOTAL STOCKHOLDERS' DEFICIT ....................................       (73,549)
                                                                   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ....................   $   700,802
                                                                   ===========

   See accompanying notes to these condensed consolidated financial statements

                                              ACCUPOLL HOLDING CORP. AND SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)

                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)

                                                  Six months ended                   Three months ended             August 9,2001
                                                    December 31,                        December 31,            (Inception) through
                                              2002              2001              2002              2001         DECEMBER 31, 2002
                                         -------------      -------------     -------------     -------------    -----------------
REVENUE ............................     $           0      $           0     $           0     $           0      $           0
                                         -------------      -------------     -------------     -------------      -------------
EXPENSES
     General and administrative ....         1,043,363                  0           568,454                 0          1,770,582
     Professional ..................           173,874                  0            90,344                 0            231,627
     Stock based compensation ......         1,184,215                  0         1,004,815                 0          2,325,084
     Interest ......................            20,000                  0            20,000                 0            323,875
     Research and development ......                 0            176,064                 0           176,064            176,064
                                         -------------      -------------     -------------     -------------      -------------
                                             2,421,452            176,064         1,683,613           176,064          4,827,232
                                         -------------      -------------     -------------     -------------      -------------
NET LOSS BEFORE INCOME TAXES .......        (2,421,452)          (176,064)       (1,683,613)         (176,064)        (4,827,232)
INCOME TAXES .......................               800                  0                 0                 0              1,600
                                         -------------      -------------     -------------     -------------      -------------

NET LOSS ...........................     $  (2,422,252)     $    (176,064)    $  (1,683,613)    $    (176,064)     $  (4,828,832)
                                         =============      =============     =============     =============      =============

BASIC AND DILUTED LOSS PER SHARE         $       (0.02)     $           0     $       (0.02)    $           0      $       (0.06)
                                         =============      =============     =============     =============      =============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING .................       104,556,788         61,301,839       105,573,045        61,314,420         81,322,241
                                         =============      =============     =============     =============      =============

                           See accompanying notes to these condensed consolidated financial statements

                                              ACCUPOLL HOLDING CORP. AND SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)

                                                                        SIX MONTHS ENDED DECEMBER 31,          August 9, 2001
                                                                        ----------------------------           (Inception) to
                                                                             2002               2001          DECEMBER 31, 2002
                                                                        -----------         -----------      ------------------
Cash flows from operating activities:
Net Loss .......................................................        $(2,422,252)        $  (176,064)        $(4,828,832)

Adjustments to reconcile net loss to net cash used in
operating activities:
     Estimated fair market value of warrants granted in
               connection with notes payable ...................             20,000                   0             307,500
     Estimated fair market value of options and warrants granted
               for services ....................................            965,000                   0           1,778,525
     Estimated fair market value of Common Stock issued for
              services .........................................            229,025                   0             556,369
     Accrued interest related to the conversion of notes payable                  0                   0              16,375
Changes in operating assets and liabilities: ...................
     Accounts payable and accrued expenses .....................            104,491                   0             280,783
     Prepaid consulting fees and other .........................             (2,500)                  0              (2,500)
     Capitalized development costs .............................           (270,260)            (37,718)           (382,226)
     Related party payables ....................................            362,550             213,862             513,570
                                                                        -----------         -----------         -----------
Net cash used in operating activities: .........................         (1,013,946)                 80          (1,760,436)
                                                                        -----------         -----------         -----------
Cash flows from investing activities
     Issuance of related party note receivable .................                  0                   0            (300,000)
     Proceeds from repayment of note receivable ................            300,000                   0             300,000
                                                                        -----------         -----------         -----------
Net cash provided by investing activities ......................            300,000                   0                   0
                                                                        -----------         -----------         -----------
Cash flows from financing activities:
     Proceeds from issuance of convertible debt ................                  0              62,500             287,500
     Proceeds from the issuance of Common Stock for cash .......            190,815                                 190,815
     Payment of commissions related to equity fund raising .....            (51,000)                  0             (51,000)
     Proceeds from the issuance of note payable ................             50,000                                  50,000
     Proceeds from issuance of Common Stock upon exercise
     of warrants ...............................................            345,048                   0           1,391,197
                                                                        -----------         -----------         -----------
Net cash provided by financing activities ......................            534,863              62,500           1,868,512
                                                                        -----------         -----------         -----------
Net increase (decrease) in cash ................................           (179,083)             62,580             108,076
Cash at beginning of period ....................................            287,159                   0                   0
                                                                        -----------         -----------         -----------
Cash at end of period ..........................................        $   108,076         $    62,580         $   108,076
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

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

         SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123," is effective for fiscal years beginning after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management has not determined the effect, if any, of SFAS 148 on the Company's future financial statements.

         In July 2001, the FASB issued Statements No. 141, " Business Combinations " ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 is effective for fiscal years beginning after June 30, 2001 and requires that all business combinations be accounted for by the purchase method. SFAS 142 provides that all existing and newly acquired goodwill and certain intangible assets will no longer be amortized but will be tested for impairment at least annually and written down only when impaired. Additionally, the FASB has recently issued Statements No. 143, " Accounting for Asset Retirement Obligations " ("SFAS 143") and No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets " ("SFAS 144"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within these fiscal years, with early adoption encouraged. The adoption of SFAS 141, 142, 143 and 144 by the Company did not have a material impact on the Company's financial statements. Management has not determined the effect on the Company's future financial statements.

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

         In December 2002, the Company issued 333,454 shares of restricted Common Stock for cash totaling $40,815.

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

         In December 2002, the Company issued 28,000 shares of restricted Common Stock to Atillo Todescato for cash totaling $3,427, in reliance upon Regulation S under the Securities Act of 1933.

         In December 2002, the Company issued 28,000 shares of restricted Common Stock to Vittorino Viero for cash totaling _$3,427, in reliance upon Regulation S under the Securities Act of 1933.

         In December 2002, the Company issued 45,000 shares of restricted Common Stock to Francesco Barila for cash totaling $5,508, in reliance upon Regulation S under the Securities Act of 1933.

         In December 2002, the Company issued 36,000 shares of restricted Common Stock to Isa Rosa Candalo for cash totaling $4,406, in reliance upon Regulation S under the Securities Act of 1933.

         In December 2002, the Company issued 36,000 shares of restricted Common Stock to Gilberto Ballin for cash totaling $4,406, in reliance upon Regulation S under the Securities Act of 1933.

         In December 2002, the Company issued 45,454 shares of restricted Common Stock to Elio Bottacin for cash totaling $5,563, in reliance upon Regulation S under the Securities Act of 1933.

         In December 2002, the Company issued 28,000 shares of restricted Common Stock to Ugo Pirone for cash totaling $3,472, in reliance upon Regulation S under the Securities Act of 1933.

         In December 2002, the Company issued 36,000 shares of restricted Common Stock to Mauro Monetti for cash totaling $4,406, in reliance upon Regulation S under the Securities Act of 1933.

         In December 2002, the Company issued 10,000 shares of restricted Common Stock to Lorenzo Carbone for cash totaling $1,224, in reliance upon Regulation
S under the Securities Act of 1933.

         In December 2002, the Company issued 16,000 shares of restricted Common Stock to Francesco Benaglia for cash totaling $1,958, in reliance upon Regulation S under the Securities Act of 1933.

         In December 2002, the Company issued 25,000 shares of restricted Common Stock to Pietro Foresti for cash totaling $3,060, in reliance upon Regulation S under the Securities Act of 1933.

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

February 20, 2003

AccuPoll Holding Corp.

By: /s/ Dennis Vadura                         By: /s/ Craig A. Hewitt
-------------------------------              ---------------------------------
Dennis Vadura                                Craig A. Hewitt, Chief Financial
Chairman of the Board, President             Officer and Principal Financial
and Chief Executive Officer                  and Accounting Officer