Form 10KSB/A
period 2002-06-30
ACCUPOLL HOLDING CORP
filed 2003-05-06
CIK 764794

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

                   121,265,524 Shares as of April 28, 2003

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

         Transitional Small Business Disclosure Format:  Yes      No  X
                                                             ---     ---

                             ACCUPOLL HOLDING CORP.

                       INDEX TO FORM 10-KSB ANNUAL REPORT


PART I                                                                                                  Page No.
                                                                                                        --------

Item 1.  Description of Business......................................................................   4

Item 2.  Description of Property......................................................................   16

Item 3.  Legal Proceedings............................................................................   17

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.....................................   17

Item 6.  Management's Discussion and Analysis or Plan of Operations...................................   20

Item 7.  Financial Statements.........................................................................   21

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........   21

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with
         Section 16(a) of the Exchange Act............................................................   21

Item 10. Executive Compensation.......................................................................   22

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related
         Stockholder Matters..........................................................................   25

Item 12. Certain Relationships and Related Transactions...............................................   27

Item 13. Exhibits and Reports on Form 8-K.............................................................   28

Item 14. Controls and Procedures......................................................................   30

Signatures............................................................................................   31

Exhibit Index.........................................................................................   32

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

         The U.S. national election of November 2000 had a significant and disruptive impact on the election industry. Difficulties experienced with accuracy and verifiability, particularly with punch card systems, have generated unprecedented opportunities for manufacturers of electronic voting systems. Estimates range from $500 million to $3 billion to upgrade the election systems nationwide during the next three years.

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

Plan of Operations
------------------

         The initial concept and design and development of the AccuPoll DRE polling place electronic voting system was begun in November 2000 by Dennis Vadura and Frank Wiebe, the CEO and President of Web Tools International. In August 2001, the CEO and President of Web Tools International decided to form a company for the AccuPoll product in order to facilitate the raising of private equity investment. AccuPoll, Inc. was incorporated in the State of Delaware in August 2001 with the CEO and President of Web Tools International also the CEO and President of AccuPoll, Inc. respectively. The CEO and President of AccuPoll, Inc. decided to enter into a contract with Web Tools International to continue the development of the AccuPoll DRE polling place voting system since AccuPoll, Inc. had no developers on staff to continue the development, and Web Tools International had developers that were available and knowledgeable in the design and development of the product. In connection with the formation of AccuPoll, Inc., Web Tools International was reimbursed all R&D related expenses incurred.

         AccuPoll Holding Corp. is currently a development stage company working to bring a new electronic voting system to the elections marketplace. The AccuPoll DRE polling place electronic voting system is currently undergoing federal certification testing. Federal certification testing is expected to by completed May 31, 2003. Once federal certification has been obtained, the AccuPoll DRE polling place electronic voting system will be a saleable product in the United States. However, additional state level certifications may be required in order to sell the voting system in certain states. The expected first sale of the AccuPoll DRE polling place voting system is third quarter 2003.

         In accordance with SFAS 86, the cost of purchased computer software to be sold, leased or otherwise marketed that has no alternative future use shall be accounted for the same as the costs incurred to develop such software internally, as specified. Per SFAS 86, all costs incurred to establish the technological feasibility are research and development costs. In accordance with this provision, the Company has expensed approximately $175,000 of R&D related expenses from inception through September 2001. The costs that were expensed related to the creation a working model from the white paper created by the founders, mainly related to the labor of the technicians and programmers, with a small portion being related to various computer components. The Company reached technological feasibility, a working model, in September 2001, which was the product's first independent usage. Costs incurred after September 2001 have been capitalized.

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

                                                             SUMMARY COMPENSATION TABLE

                                          ANNUAL  COMPENSATION                          LONG  TERM  COMPENSATION
                                         ----------------------                         AWARDS           PAYOUTS
                                                                                    -------------------------------
                                                                OTHER        RESTRICTED  SECURITIES                 ALL
NAME AND                                                        ANNUAL         STOCK     UNDERLYING    LTIP        OTHER
PRINCIPAL             FISCAL       SALARY        BONUS       COMPENSATION      AWARDS     OPTIONS     PAYOUTS   COMPENSATION
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

3(iii) Amendment to Articles of Incorporation        Amendment to the Articles
                                                     of Incorporation dated May
                                                     23, 2002, is incorporated
                                                     herein by reference to
                                                     Exhibit 3(iii) to the Form
                                                     10-KSB annual report of the
                                                     Company for its fiscal year
                                                     ended June 30, 2002, filed
                                                     on October 7, 2002.

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

         10.2 Letter of Thurman Shaw & Co. regarding change of certifying accountant to
                                                     Mantyla & McReynolds is
                                                     incorporated by reference
                                                     to Exhibit 16 to the Form
                                                     8-K current report of the
                                                     Company regarding August 7,
                                                     2001 events is incorporated
                                                     herein by reference to
                                                     Exhibit 10.2 to the Form
                                                     10-KSB annual report of the
                                                     Company for its fiscal year
                                                     ended June 30, 2002, filed
                                                     October 7, 2002.

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

         10.4 2002 Consultant Plan is incorporated by reference to Exhibit 10 to the Form
                                                     S-8 registration statement
                                                     of the Company (File No.
                                                     333-90208) is incorporated
                                                     herein by reference to
                                                     Exhibit 10.4 to the Form
                                                     10-KSB annual report of the
                                                     Company for its fiscal year
                                                     ended June 30, 2002, filed
                                                     October 7, 2002.


         10.5 Employment Agreement with Dennis Vadura is incorporated herein by reference to Exhibit 10.5 to the Form 10-KSB annual report of the Company for its fiscal year ended June
                                                     30, 2002, filed October 7,
                                                     2002.

         10.6 Employment Agreement with Frank J. Wiebe is incorporated herein by reference to Exhibit 10.6 to the Form 10-KSB annual report of the Company for its fiscal year ended June
                                                     30, 2002, filed October 7,
                                                     2002.

         10.7                                        Master Services Agreement
                                                     of April 2002 with Web
                                                     Tolls International, Inc.
                                                     is incorporated herein by
                                                     reference to Exhibit 10.7
                                                     to the Form 10-KSB annual
                                                     report of the Company for
                                                     its fiscal year ended June
                                                     30, 2002, filed October 7,
                                                     2002.

         10.8                                        Consulting Agreement with
                                                     GCH Capital, Ltd. dated
                                                     April 23, 2002, is
                                                     incorporated herein by
                                                     reference to Exhibit 10.8
                                                     to the Form 10-KSB annual
                                                     report of the Company for
                                                     its fiscal year ended June
                                                     30, 2002, filed October 7,
                                                     2002.

         10.9 Proxy in favor of Dennis Vadura and Frank J. Wiebe from Picasso, LLC. is incorporated herein by reference to Exhibit 10.9 to the Form 10-KSB annual report of the Company for its fiscal year ended June
                                                     30, 2002, filed October 7,
                                                     2002.

         10.10 Proxy in favor of Dennis Vadura and Frank J. Wiebe from The ViperTrust is incorporated herein by reference to Exhibit 10.10 to the Form 10-KSB annual report of the Company for its fiscal year ended June
                                                     30, 2002, filed October 7,
                                                     2002.

         10.11                                       Employment Agreement
                                                     between the Company and
                                                     Dennis Vadura is
                                                     incorporated herein by
                                                     reference to Exhibit 10.11
                                                     to the Form 10-KSB annual
                                                     report of the Company for
                                                     its fiscal year ended June
                                                     30, 2002, filed October 7,
                                                     2002.

         10.12                                       Employment Agreement
                                                     between the Company and
                                                     Frank J. Wiebe is
                                                     incorporated herein by
                                                     reference to Exhibit 10.12
                                                     to the Form 10-KSB annual
                                                     report of the Company for
                                                     its fiscal year ended June
                                                     30, 2002, filed October 7,
                                                     2002.

         10.13                                       Indemnification Agreement
                                                     between the Company and
                                                     Dennis Vadura is
                                                     incorporated herein by
                                                     reference to Exhibit 10.13
                                                     to the Form 10-KSB annual
                                                     report of the Company for
                                                     its fiscal year ended June
                                                     30, 2002, filed October 7,
                                                     2002.

         10.14                                       Indemnification Agreement
                                                     between the Company and
                                                     Frank J. Wiebe is
                                                     incorporated herein by
                                                     reference to Exhibit 10.14
                                                     to the Form 10-KSB annual
                                                     report of the Company for
                                                     its fiscal year ended June
                                                     30, 2002, filed October 7,
                                                     2002.

         10.15                                       Indemnification Agreement
                                                     between AccuPoll, Inc. and
                                                     Dennis Vadura is
                                                     incorporated herein by
                                                     reference to Exhibit 10.15
                                                     to the Form 10-KSB annual
                                                     report of the Company for
                                                     its fiscal year ended June
                                                     30, 2002, filed October 7,
                                                     2002.

         10.16                                       Indemnification Agreement
                                                     between AccuPoll, Inc. and
                                                     Frank J. Wiebe is
                                                     incorporated herein by
                                                     reference to Exhibit 10.16
                                                     to the Form 10-KSB annual
                                                     report of the Company for
                                                     its fiscal year ended June
                                                     30, 2002, filed October 7,
                                                     2002.

         10.17                                       Consulting Agreement dated
                                                     May 29, 2002, with Craig A.
                                                     Hewitt is incorporated
                                                     herein by reference to
                                                     Exhibit 10.17 to the Form
                                                     10-KSB annual report of the
                                                     Company for its fiscal year
                                                     ended June 30, 2002, filed
                                                     October 7, 2002.

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

12.  A description of the subsidiary of
         the Company                                 A description of the
                                                     subsidiaries of the Company
                                                     is incorporated herein by
                                                     reference to Exhibit 12 to
                                                     the Form 10-KSB annual
                                                     report of the Company for
                                                     its fiscal year ended June
                                                     30, 2002, filed October 7,
                                                     2002.



99.1  Certification                                  Certification of Dennis
                                                     Vadura and Frank J. Wiebe
                                                     required by 18 U.S.C.ss.906
                                                     of the Sarbanes-Oxley Act
                                                     of 2002.

99.2  Certification                                  Certification of Dennis
                                                     Vadura

99.3  Certification                                  Certification of Frank J.
                                                     Wiebe

ITEM 14. CONTROLS AND PROCEDURES

         Our Chief Executive Officer and President and our Chief Financial Officer are responsible for establishing and maintaining internal controls and have designed these controls to ensure that material information, financial or otherwise, relating to accounting and financial reporting of our operations and activities, including those of our consolidated subsidiaries, were made known to them in their capacities as executive officers, particularly during the period that this report was prepared. These executive officers have evaluated the effectiveness of our internal controls within the preceding 90 days of this Form 10-KSB annual report, having concluded that our internal controls were fully effective as of the date of this report, and there were no significant deficiencies or material weaknesses discovered and have reported this conclusion to our auditors. In conducting their evaluation of our internal controls, these executive officers did not discover any fraud that involved management or other employee who have a significant role in our internal controls. Furthermore, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation. Because no significant deficiencies or material weaknesses were discovered, there were no necessary corrective actions taken to correct significant deficiencies and material weaknesses in our internal controls.

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


                                                           F-4


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

Other Assets

In accordance with SFAS 86, "Accounting for the costs of computer software to be sold, Leased, or otherwise marketed." The Company capitalizes certain costs related to the Development of new software products or the enhancement of existing software products For sale or license. These costs are capitalized from the point in time that Technological feasibility has been established, as evidenced by a working model or a Detailed working program design, to the point in time that the product is available For general release to customers. Capitalized software development costs will be Amortized on a straight line basis over the estimated economic lives of the products (no longer than three years), beginning with general release to customers. Research and development costs incurred prior to establishing technological feasibility and costs incurred. The Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. As of June 30, 2002 management believes that no revisions to the remaining useful lives or write-down of capitalized development costs are required. Since the product has not been released to customers, the amounts included in the accompanying consolidated balance sheet have no related amortization.

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

Warrants

From time to time, the Company issues warrants pursuant to various consulting agreements, including the 2,000,000 warrants discussed in Note 3.

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

The fair value of each option granted during 2002 is estimated using the Black-Scholes pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 0%, and 51.4% (for options granted after May 20, 2002, the effective date of the merger) (iii) weighted average risk free interest rate of approximately 3.5%, and (iv) average expected life of 3 years. Had compensation costs for the Company's options granted to employees been determined under SFAS 123, the Company's net loss and net loss per share for the period August 9, 2001 (inception) through June 30, 2002 would have not changed significantly.


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



Date: May ___, 2003                             AccuPoll Holding Corp.

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