Form 10KSB/A
period 2002-06-30
ACCUPOLL HOLDING CORP
filed 2003-05-13
CIK 764794

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

                     121,265,524 Shares as of April 28, 2003


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

         Transitional Small Business Disclosure Format:  Yes      No  X
                                                             ---     ---

                                             ACCUPOLL HOLDING CORP.

                                       INDEX TO FORM 10-KSB ANNUAL REPORT


PART I                                                                                               Page No.
                                                                                                     --------

Item 1.  Description of Business......................................................................   4

Item 2.  Description of Property......................................................................  16

Item 3.  Legal Proceedings............................................................................  17

Item 4.  Submission of Matters to a Vote of Security Holders..........................................  17

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.....................................  17

Item 6.  Management's Discussion and Analysis or Plan of Operations...................................  20

Item 7.  Financial Statements.........................................................................  21

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........  21

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with
         Section 16(a) of the Exchange Act............................................................  22

Item 10. Executive Compensation.......................................................................  22

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related
         Stockholder Matters..........................................................................  25

Item 12. Certain Relationships and Related Transactions...............................................  27

Item 13. Exhibits and Reports on Form 8-K.............................................................  28


Item 14. Controls and Procedures......................................................................  31


Signatures............................................................................................  32


                                                      3

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

         During the two most recent fiscal years, and any subsequent interim period prior to May 24, 2002, the Company believes that there was no disagreement or difference of opinion with Mantyla regarding any <-1-34>reportable event" as that term is defined in Item 304(a)(1)(v) of Regulation S-K. There were no reportable events as that term is defined in Item 304(a)(1)(iv)(B) of Regulation S-B.

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
AccuPoll Holding Corp.
(formerly known as Western International Pizza Corporation)

We have audited the accompanying balance sheet of AccuPoll Holding Corp. (<-1-34>the "Company") (formerly known as Western International Pizza
Corporation) (a development stage company), as of June 30, 2002, and the related statements of operations, stockholders' equity and cash flows for the period from August 9, 2001 (inception) through June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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
                                                                    ============


              See accompanying notes to these financial statements

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
                                                                   ============


              See accompanying notes to these financial statements

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


                                        See accompanying notes to these financial statements

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


                          See accompanying notes to the financial statements.

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

Other Assets



In accordance with SFAS 86 "ACCOUNTING for the Costs of Computer Software to be Sold Leased or Otherwise Marketed",the Company capitalizes certain costs related to the development of new software products or the enhancement of existing software products for sale or license. These costs are capitalized from the point in time that technological feasibility has been established, as evidenced by a working model or detailed working program design to the point in time that the product is available for general release to customers. Capitalized software development costs will be amortized on a straight-line basis over the estimated economic lives of the products (no longer than three years), beginning with the general release to customers. Research and development costs incurred prior to establishing technological feasibility and costs incurred subsequent to general product release to customers are charged to expense as incurred. The Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. As of June 30, 2002, management believes that no revisions to the remaining useful lives or write-down of capitalized development costs are required. Since the product has not been released to customers, the amounts included in the accompanying consolidated balance sheet have no related amortization.



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


Stock Based Compensation

The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), <-1-
34>Accounting for Stock Based Compensation." SFAS 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25<-1-
34>), "Accounting for Stock Issued to Employees." Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the grant date, between the fair value of the Company's common stock and the exercise price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25 (see Note 6).

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

2. REVERSE MERGER

On May 20, 2002, Western International Pizza Corporation ("WIPC"), a publicly traded company, entered into an Agreement and Plan of Reorganization and Merger (the "Plan of Merger") with AccuPoll, Inc (<-1-
34>AccuPoll") in a tax-free share exchange under Section 368(a)(1)(B) of the Internal Revenue Code. Such transaction was accounted for as reorganization. In May 2002, pursuant to a Certificate filed with the Nevada Secretary of State, WIPC effected a one for five reverse split of all the outstanding shares of its common stock, options and warrants. Pursuant to the Plan of Merger, all of the 49,283,000 outstanding common shares and outstanding warrants of AccuPoll were exchanged for shares of WIPC 1 for 1.532 on a post-split basis. By virtue of the Reorganization, the stockholders of AccuPoll acquired 75,500,000 restricted common shares of WIPC.

Management accounted for the Reorganization as a capital stock transaction. Accordingly, the Reorganization will be reported as a recapitalization of the Company, which is considered the acquirer for accounting purposes (a <-1-34>reverse acquisition"). Through its former stockholders, the Company is deemed the acquirer for accounting purposes because of (a) its majority ownership of WIPC, (b) its representation on WIPC's board of directors, and (c) executive management positions held by former officers of the Company.

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

Management Services Agreement

In April 2002, the Company entered into a Master Services Agreement (<-1-34>MSA") whereby WTI provides substantially all services, less production, related to the manufacture of the Company's Voting System. The MSA provides that the Company is charged certain rates for the hourly time incurred of WTI's employees working on Company matters. In addition, the Company reimburses WTI for all reimbursable expenses, as defined. The Company is located within the office space of WTI and is charged no amounts related to the usage of such office space or fixed assets of WTI. All overhead related charges are considered to be included in the basic hourly rates charged by WTI to the Company, as such costs are in excess of the related WTI employees' rate of pay. The agreement matures on the earlier of: (1) March 31, 2004 or (2) the completion of the last service of work, as defined. The MSA may be terminated by either party on 30 days written notice. Per the MSA, all ideas, inventions, concepts, know-how, methods, methodologies, processes, algorithms, techniques, compilations, software and other works of authorship of any nature created or developed by WTI during the course of performance of the MSA shall be exclusive property of the Company.

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

6. STOCKHOLDERS' EQUITY

Private Placement Memorandum

In November 2001, the Company issued a Private Placement Memorandum (<-1-34>PPM") offering qualified investors a convertible promissory note (<-1-34>Note") and warrants ("Warrants"), collectively the <-1-
34>Units", in exchange for a cash investment in the Company for an aggregate of $1,000,000. The Company offered 40 Units priced at $25,000 per Unit. Each Unit consists of a six month Note at 12% annual interest and 306,372 warrants ("Warrant A"), to purchase common stock at $0.08 per share plus accrued interest convertible at $.08. Upon exercise of Warrant A, the Company would issue investors a second warrant ("Warrant B1") to purchase the same number of shares as Warrant A at an exercise price of $0.12 per share. Upon exercise of Warrant B1, the Company would issue investors a third warrant ("Warrant B2") to purchase the same number of shares as Warrant A and B1 at an exercise price of $0.12 per share. In connection with this PPM, the Company sold 11.5 Units and received $287,500 and paid related commissions of approximately $35,000.

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

The warrants issued in connection with the PPM have been recorded in accordance with Accounting Principles Board Opinion No. 14 ("APB 14"), <-1-
34>Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Accordingly, such warrants resulted in interest expense of $287,500 in the accompanying statement of operations. APB 14 limits such interest expense to the face amount of the related debt of $287,500.

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


The fair value of each option granted during 2002 is estimated using the Black-Scholes pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 0% and 51.4% (for options granted after May 20, 2002, the effective date of the merger), (iii) weighted average risk free interest rate of approximately 3.5%, and (iv) average expected life of 3 years. Had compensation costs for the Company's options granted to employees been determined under SFAS 123, the Company's net loss and net loss per share for the period August 9, 2001 (inception) through June 30, 2002 would have not changed significantly.



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
                                                                    ============

The Company has a deferred tax asset at June 30, 2002 of approximately $921,000 relating to federal and state tax net operating loss carryforwards (<-1-34>NOLs"). The Company has recorded a 100% valuation allowance against such deferred tax asset because of the uncertainty about future taxable income to utilize such NOLs.

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




Date: May 8, 2003                               AccuPoll Holding Corp.


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