Form 10QSB
period 2003-03-31
ACCUPOLL HOLDING CORP
filed 2003-05-20
CIK 764794

                                  UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                           THE EXCHANGE ACT

         For the transition period from ______________ to ________________

         Commission File Number: 000-32849


                             AccuPoll Holding Corp.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                     11-2751630
-------------------------------            ------------------------------------
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

                  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

         APPLICABLE ONLY TO CORPORATE ISSUERS

                  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
         109,804,049 shares at April 30, 2003

         Transitional Small Business Disclosure Format (check one):
         Yes [ ] No [X]

                                   AccuPoll Holding Corp.

                                           INDEX
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheet as of
         March 31, 2003 (unaudited)...................................................... 3

         Condensed Consolidated Statements of Operations for the three months and the nine months ended March 31, 2003 and 2002 and for the period August 9, 2001 (inception) through March 31, 2003 (unaudited)............ 4

         Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2003 and 2002 and for the period August 9,
         2001 (inception) through March 31, 2003 (unaudited)............................. 5

         Notes to Condensed Consolidated Financial Statements............................ 6

Item 2. Management's Discussion and Analysis or Plan of Operations.......................11

Item 3.  Controls and Procedures.........................................................14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................................14

Item 2. Changes in Securities............................................................14

Item 3. Defaults on Senior Securities....................................................16

Item 4. Submission of Matters to a Vote of Security Holders..............................16

Item 5. Other Information................................................................16

Item 6. Exhibits and Reports on Form 8-K.................................................17

Signatures...............................................................................17

                                             2

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ACCUPOLL HOLDING CORP. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                              ASSETS                              March 31, 2003
                                                                  --------------

CURRENT ASSETS

Cash ...........................................................  $      56,106

Prepaid consulting fees and other ..............................        158,500
                                                                  --------------

TOTAL CURRENT ASSETS ...........................................        214,606



Prepaid consulting fees, net of current portion ................         13,000

Capitalized software development costs .........................        533,381
                                                                  --------------

TOTAL ASSETS ...................................................  $     760,987
                                                                  ==============



                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses ..........................  $     482,241

Related party payables .........................................        690,581

Note payable ...................................................         50,000
                                                                  --------------

TOTAL CURRENT LIABILITIES ......................................      1,222,822



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Common Stock, par value of $.001; 600,000,000 shares authorized;
109,454,049 issued and outstanding .............................        109,454

Common Stock subscription receivable ...........................       (387,500)

Additional paid in capital .....................................      5,760,230

Accumulated deficit during development stage ...................     (5,944,019)
                                                                  -------------=

TOTAL STOCKHOLDERS' DEFICIT ....................................       (461,835)
                                                                  -------------=

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ....................  $     760,987
                                                                  ==============

   See accompanying notes to these condensed consolidated financial statements

                                                ACCUPOLL HOLDING CORP. AND SUBSIDIARY
                                                    (A Development Stage Company)

                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                                                                                      August 9,2001
                                                 Nine months ended                     Three months ended              (Inception)
                                                      March 31,                             March 31,                    through
                                               2003               2002               2003               2002          March 31, 2003
                                          --------------     --------------     --------------     --------------     --------------
REVENUE                                   $          --      $          --      $          --      $          --      $          --

EXPENSES

     General and administrative........       1,372,093            321,519            328,730            321,519          2,099,312
     Professional......................         299,465                 --            125,591                 --            357,218
     Stock based compensation..........       1,845,081                 --            660,866                 --          2,985,950
     Interest..........................          20,000            287,500                 --            287,500            323,875
     Research and development..........              --            176,064                 --                 --            176,064
                                          --------------     --------------     --------------     --------------     --------------

NET LOSS BEFORE INCOME TAXES                 (3,536,639)          (785,083)        (1,115,187)          (609,019)        (5,942,419)

INCOME TAXES                                        800                 --                 --                 --              1,600
                                          --------------     --------------     --------------     --------------     --------------

NET LOSS                                  $  (3,537,439)     $    (785,083)     $  (1,115,187)     $    (609,019)     $  (5,944,019)
                                          ==============     ==============     ==============     ==============     ==============

BASIC AND DILUTED LOSS PER SHARE          $       (0.03)     $       (0.01)     $       (0.01)     $       (0.01)     $       (0.07)
                                          ==============     ==============     ==============     ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                          105,536,205         61,542,591        107,540,128         61,930,470         85,255,246
                                          ==============     ==============     ==============     ==============     ==============

                             See accompanying notes to these condensed consolidated financial statements

                                                                 4

                                              ACCUPOLL HOLDING CORP. AND SUBSIDIARY
                                                  (A Development Stage Company)
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)

                                                                                  Nine Months Ended March 31,      August 9, 2001
                                                                                  -----------------------------    (Inception) to
                                                                                      2003             2002        March 31, 2003
                                                                                  ------------     ------------    --------------
Cash flows from operating activities:

Net Loss ....................................................................     $(3,537,439)     $  (785,083)     $(5,944,019)

Adjustments to reconcile net loss to net cash used in operating activities:

     Estimated fair market value of warrants granted in
               connection with notes payable ................................          20,000          287,500          307,500

     Estimated fair market value of options and warrants granted
               for services .................................................       1,455,000                0        2,268,525

     Estimated fair market value of Common Stock issued for
              services ......................................................         399,891                0          727,235

     Accrued interest related to the conversion of notes payable ............               0                0           16,375

Changes in operating assets and liabilities:

     Accounts payable and accrued expenses ..................................         325,951           24,750          502,243

     Prepaid consulting fees and other ......................................          (2,500)               0           (2,500)

     Capitalized development costs ..........................................        (421,415)        (162,141)        (533,381)

     Related party payables .................................................         589,561          285,417          740,581
                                                                                  ------------     ------------     ------------
Net cash used in operating activities: ......................................      (1,170,951)        (349,557)      (1,917,441)

Cash flows from investing activities

     Issuance of related party note receivable ..............................               0                0         (300,000)

     Proceeds from repayment of note receivable .............................         300,000                0          300,000
                                                                                  ------------     ------------     ------------
Net cash provided by investing activities ...................................         300,000                0                0

Cash flows from financing activities:

     Proceeds from issuance of convertible debt .............................               0          350,000          287,500

     Proceeds from the issuance of Common Stock for cash ....................         295,850                0          295,850

     Payment of commissions related to equity fund raising ..................         (51,000)               0          (51,000)

     Proceeds from the issuance of note payable .............................          50,000                0           50,000

     Proceeds from issuance of Common Stock upon exercise
     of warrants ............................................................         345,048                0        1,391,197
                                                                                  ------------     ------------     ------------
Net cash provided by financing activities ...................................         639,898          350,000        1,973,547
                                                                                  ------------     ------------     ------------
Net increase (decrease) in cash .............................................        (231,053)             443           56,106

Cash at beginning of period .................................................         287,159                0                0
                                                                                  ------------     ------------     ------------
Cash at end of period .......................................................     $    56,106      $       443      $    56,106
                                                                                  ============     ============     ============

See accompanying notes to the condensed consolidated financial statements for additional information relating to non-cash investing and financing activities concerning prepaid consulting fees, issuance of common stock related to convertible debt and warrants and related party payables during the periods

                                                                5

                      ACCUPOLL HOLDING CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (UNAUDITED)


NOTE 1: BASIS OF REPORTING

The accompanying condensed consolidated financial statements have been prepared in accordance with SEC regulations for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Form 10-KSB annual report of the Company, as amended, for the year ended June 30, 2002. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month and nine month periods ended March 31, 2003, are not necessarily indicative of the results that may be expected for the entire fiscal year.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, AccuPoll, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

STOCK-BASED COMPENSATION

As of March 31, 2003, the Company has not adopted a stock-based employee compensation plan. The Company accounts for Stock-Based Compensation to Employees under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company did not incur any stock-based employee compensation cost for the nine months ended March 31, 2003 and 2002, respectively under APB Opinion No. 25. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                    NINE MONTHS ENDED
                                                                        MARCH 31,
                                                             ------------------------------
                                                                 2003              2002
                                                             -------------     ------------
Net income available to common stockholders, as reported     $ (3,537,439)     $  (785,083)
Pro forma compensation expense                                    (40,000)              --
                                                             -------------     ------------
Pro forma net income available to common stockholders        $ (3,577,439)     $  (785,083)
                                                             =============     ============
Earnings per share, as reported
   Basic                                                     $      (0.03)     $     (0.01)
   Diluted                                                   $      (0.03)     $     (0.01)

Earnings per share, pro forma
   Basic                                                     $      (0.03)     $     (0.01)
   Diluted                                                   $      (0.03)     $     (0.01)

                      ACCUPOLL HOLDING CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (UNAUDITED)


NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements discussed in the Notes to the June 30, 2002 consolidated financial statements filed previously with the Securities and Exchange Commission in Form 10-KSB, as amended, that were required to be adopted during the year ending June 30, 2003 did not have a significant impact on the Company's consolidated financial statements.

Management does not believe that recent accounting pronouncements required to be adopted in future periods would have a material effect on the Company's future consolidated financial statements.

NOTE 3: CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In accordance with SFAS 86 "Accounting for the Costs of Computer Software to be Sold Leased or Otherwise Marketed," the Company capitalizes certain costs related to the development of new software products or the enhancement of existing software products for sale or license. These costs are capitalized from the point in time that technological feasibility has been established, as evidenced by a working model or detailed working program design to the point in time that the product is available for general release to customers. Capitalized software development costs will be amortized on a straight-line basis over the estimated economic lives of the products (no longer than three years), beginning with the general release to customers. Research and development costs incurred prior to establishing technological feasibility and costs incurred subsequent to general product release to customers are charged to expense as incurred. The Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. As of March 31, 2003, management believes that no revisions to the remaining useful lives or write-down of capitalized development costs are required. Since the product has not been released to customers, the amounts included in the accompanying condensed consolidated balance sheet have no related amortization.

NOTE 4:  NOTE PAYABLE

In December 2002, the Company entered into a note payable (the "Note") agreement with a third party in the amount of $50,000 accruing interest at 8%, due in January 2003. The Company is currently renegotiating the repayment of the Note. Per the Note agreement, the Company issued the note holder 40,000 warrants at an exercise price of $1.40 that expire March 31, 2012.

                      ACCUPOLL HOLDING CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (UNAUDITED)


NOTE 5: COMMITMENTS AND CONTINGENCIES

In November 2002, the Company entered into a Location Incentives Agreement (the "Agreement") with the Amarillo Economic Development Corporation ("AEDC") to establish the Company's customer service center and voting machine repair operations in Amarillo, Texas. According to the terms of the agreement, the AEDC will pay the Company $250,000 upon the Company's execution of a lease for facilities in Amarillo. The funds advanced under this agreement are to be used solely for the operations in Amarillo. If the Company does not meet certain minimum employment requirements, as defined, it would be required to repay all amounts advanced. In connection with the Agreement, the Company granted warrants to purchase 250,000 shares of the Company's restricted Common Stock at an exercise price of $1.04 per share, valued at approximately $205,000 (based on the Black-Scholes pricing model), which was expensed upon issuance. In January 2003, the Company received the $250,000 and has included such amount in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet, as the Company has yet to fulfill its obligations related to the agreement.

NOTE 6: STOCKHOLDERS' EQUITY

COMMON STOCK

In January 2003, the Company issued 20,000 shares of Common Stock valued at $28,000 (based on the market price on the date of grant) for services rendered, which is included as stock based compensation in the accompanying condensed consolidated statement of operations.

In March 2003, the Company issued 93,809 shares of Common Stock valued at $103,866 (based on the market price on the date of grant) for services rendered, which is included as stock based compensation in the accompanying condensed consolidated statement of operations.

In January 2003, the Company issued 40,000 shares of restricted Common Stock for cash totaling $10,000.

In February 2003, the Company issued 95,200 shares of restricted Common Stock for cash totaling $45,035.

In March 2003, the Company issued 1,908,496 shares of restricted Common Stock for cash totaling $425,000, of which $375,000 had not been collected as of March 31, 2003 and is included in stock subscriptions receivable in the accompanying condensed consolidated balance sheet.

                      ACCUPOLL HOLDING CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (UNAUDITED)


NOTE 6: STOCKHOLDERS' EQUITY (continued)

STOCK OPTIONS AND WARRANTS

In March 2003, the Company granted warrants to purchase 260,000 shares of the Company's restricted Common Stock at an exercise price of $1.50 per share, valued at $236,600 (based on the Black-Scholes pricing model) to consultants for services rendered. These warrants vested upon grant and are exercisable through February 2006. Such amount is included in stock based compensation in the accompanying condensed consolidated statement of operations.

In March 2003, the Company granted warrants to purchase 700,000 shares of the Company's restricted Common Stock at exercise prices between $0.25 to $0.80 per share, valued at $254,000 (based on the Black-Scholes pricing model) to a consultant for services rendered. These warrants vested upon grant and are exercisable through March 2007. Such amount is included in stock based compensation in the accompanying condensed consolidated statement of operations.

NOTE 7: ACQUISITION

Effective April 9, 2003, the Company acquired 100% of the issued and outstanding capital stock of Z prompt, Inc. ("Z prompt"), a California corporation. As a result, Z prompt has become a wholly owned subsidiary of AccuPoll.

The Company purchased all of the outstanding capital stock of Z prompt from its stockholders in exchange for 8,000,000 restricted shares of the Common Stock of the Company, based upon the book value of the Z prompt stock and upon the expected future prospects of the business of Z prompt.

In connection with the acquisition of Z prompt, the Company settled an outstanding promissory note of Z prompt in the principal amount of approximately $400,000 that was held by a former stockholder of Z prompt, in exchange for 533,000 shares of restricted Common Stock of the Company.

The agreement between AccuPoll and the Z prompt stockholders provides that the agreement will be rescinded if the electronic voting system of AccuPoll is not certified by Wyle Labs by September 30, 2003.

                      ACCUPOLL HOLDING CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (UNAUDITED)


NOTE 7: ACQUISITION (continued)

Z prompt provides hardware maintenance and technology support services primarily to mid- range to Fortune 1000 companies and to state and local governments. Z prompt endeavors to provide same day service to its customers and emphasizes quality professional service through its experienced technicians.

NOTE 8: GOING CONCERN CONSIDERATIONS

The condensed consolidated financial statements are presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant operating losses and has used cash in its operations since inception. Most of this cash was consumed in the development of software and systems infrastructure, and in organization development and staffing. Additional funding went towards investment in and protection of intellectual property and towards investment advisory fees and commissions related to fund raising. At March 31, 2003, the Company had a deficit in working capital of $1,008,216. In addition, the Company experienced a loss from operations for the nine months ended March 31, 2003, of $3,537,439, and a deficit accumulated during the development stage of $5,944,019 at that date.

NOTE 9: SUBSEQUENT EVENTS

COMMON STOCK

In April 2003, the Company issued 350,000 shares of Common Stock valued at $364,000 (based on the market price on the date of grant) for services rendered.

STOCK OPTIONS

In April 2003, the Company granted options to purchase 25,000 shares of the Company's restricted Common Stock at an exercise price of $1.02 per share, valued at $15,000 (based on the Black-Scholes pricing model) to a consultant for services rendered. These warrants vested upon grant and are exercisable through March 2007.

In April 2003, the Company granted options to purchase 150,000 shares of the Company's restricted Common Stock at an exercise price of $1.05 per share, valued at $93,000 (based on the Black-Scholes pricing model) to a consultant for services rendered. These warrants vested upon grant and are exercisable through March 2007.

In April 2003, the Company granted options to purchase 1,000,000 shares of the Company's restricted Common Stock at an exercise price of $0.75 per share, valued at $655,000 (based on the Black-Scholes pricing model) to a consultant for services rendered. These warrants vested upon grant and are exercisable through April 2006.

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

AccuPoll Holding Corp. is currently a development stage company working to bring a new electronic voting system to the elections marketplace. The AccuPoll DRE polling place electronic voting system is currently undergoing federal certification testing. Federal certification testing is expected to be completed by June of 2003. Once federal certification has been obtained, the AccuPoll DRE polling place electronic voting system will be a saleable product in the United States. However, additional state level certifications may be required in order to sell the voting system in certain states. AccuPoll has completed state certification testing in the state of Arkansas, pending the completion of federal certification testing. In Addition AccuPoll is currently involved in State certification testing in multiple other states. In order for the AccuPoll product to be certified in the states it is currently being tested, the Federal Certification must be granted. Assuming AccuPoll is granted certain state certifications prior to Federal Certification, the State certifications will be contingent upon the Federal Certification. The first sale of the AccuPoll DRE polling place voting system is expected during September 2003.

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

Development Stage
-----------------

The Company is in the development stage. During the nine month period ended March 31, 2003, the Company did not generate any revenues, and the Company continued its efforts to control operating expenses and conserve working capital. Additional capital will be needed for the Company to continue its operations and to invest in expansion and diversification of its product offerings and future marketing activities. Management expects that cash flow from operations, supplemented by future debt and equity financings, will enable the Company to meet its need for working capital and to continue as a going concern.

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

Acquisition of Z prompt inc.
----------------------------

Effective April 9, 2003, the Company acquired 100% of the issued and outstanding capital stock of Z prompt inc. ("Z prompt"), a California corporation which is located at 30 Corporate Park, Suite 110, Irvine, California 92606. As a result, Z prompt has become a wholly-owned subsidiary of the Company.

AccuPoll purchased all of the outstanding capital stock of Z prompt from its stockholders in exchange for 8,000,000 restricted shares of the Common Stock of the Company. The selling stockholders of Z prompt were Mr. Frank Ehret, Mr. Paul Musco and Mr. Michael Shocket. Prior to the acquisition, there were no material relationships between the Company, or with any officer or director of the Company, and the selling stockholders of Z prompt.

In connection with the acquisition of Z prompt, the Company also acquired an outstanding promissory note of Z prompt in the principal amount of approximately $405,000 that was held by Mr. Frank Ehret, a former stockholder of Z prompt. The Company acquired the note held by Mr. Ehret in exchange for 533,000 shares of restricted Common Stock of the Company.

Mr. Shocket and Mr. Musco will continue to manage Z prompt as its Chief Executive Officer and President, respectively. Mr. Craig Hewitt, the Chief Financial Officer of the Company, has been appointed as the Treasurer, Secretary and Chief Financial Officer of Z prompt. Z prompt has entered into employment agreements with Mr. Shocket and Mr. Musco that provide for an annual base salary of $120,000 with bonus compensation eligibility and other corporate benefits.

The agreement between the Company and the Z prompt stockholders provides that the agreement will be rescinded if the electronic voting system of the Company is not certified by Wyle Labs by September 30, 2003.

Z prompt provides hardware maintenance and technology support services primarily to mid-range to Fortune 1000 companies and to state and local governments. Z prompt endeavors to provide same day service to its customers and emphasizes quality professional service through its experienced technicians.

Liquidity and Capital Resources
-------------------------------

Our projections of future cash needs and cash flows are subject to substantial uncertainty. Current cash and cash equivalents that may be generated from operations will not be sufficient to meet our anticipated cash needs for the next 12 months. Accordingly, we are dependent on raising additional financing in order to continue operations. We will seek to sell additional equity or debt securities in order to fund our cash needs. The sale of additional equity or equity-related securities would result in additional dilution to our stockholders. In addition, we will from time to time consider an additional acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Inflation
---------

The Company believes that inflation did not have a material impact on its results of operations for the nine months ended March 31, 2003, nor for the nine months ended March 31, 2002.

Going Concern
-------------

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.

At March 31, 2003, the Company had a deficit in working capital of $1,008,216, a loss from operations for the nine months ended March 31, 2003, of $3,537,439, and an accumulated deficit of $5,944,019.

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


                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         The Company issued the following unregistered securities during the three month period ended March 31, 2003.

         On January 3, 2003, the Company issued 20,000 shares of free trading stock to Steve Sheldon for services totaling $28,000 in reliance upon Section 4(2) of the Securities Act of 1933 as amended.

         On January 27, 2003, the Company issued 40,000 shares of restricted common stock to Michael E. Bailey at a price of $.25 per share in reliance upon
Section 4(2) of the Securities Act of 1933 as amended.

         On January 28, 2003, the Company issued 18,750 shares of restricted common stock to Mario N. Bellora at a price of $.1224 per share in reliance upon Regulation S under the Securities Act of 1933 as amended.

         On January 28, 2003, the Company issued 50,000 shares of restricted common stock to Anna N. Bellora at a price of $.1224 per share in reliance upon Regulation S under the Securities Act of 1933 as amended.

         On January 28, 2003, the Company issued 40,000 shares of restricted common stock to Carlo Gomez de Teron at a price of $.1224 per share in reliance upon Regulation S under the Securities Act of 1933 as amended.

         On January 28, 2003, the Company issued 24,000 shares of restricted common stock to Valerio Rubbo at a price of $.1224 per share in reliance upon Regulation S under the Securities Act of 1933 as amended.

         On January 28, 2003, the Company issued 18,000 shares of restricted common stock to Ennio Bottacin at a price of $.1224 per share in reliance upon Regulation S under the Securities Act of 1933 as amended.

         On January 28, 2003, the Company issued 36,000 shares of restricted common stock to Luciano Anselmi at a price of $.1224 per share in reliance upon Regulation S under the Securities Act of 1933 as amended.

         On January 28, 2003, the Company issued 6,000 shares of restricted common stock to Leonardo Legramanti at a price of $.1224 per share in reliance upon Regulation S under the Securities Act of 1933 as amended.

         On February 13, 2003, the Company issued 95,200 shares of restricted common stock to Californian Securities S.A. for $45,035.00 in reliance upon Regulation S of the Securities Act of 1933 as amended.

         On March 3, 2003, the Company issued 10,000 shares of restricted common stock to Carl Engstrom for services rendered, valued at $12,000 in reliance upon
Section 4(2) under the Securities Act of 1933 as amended.

         On March 3, 2003, the Company issued 5,000 shares of free trading common stock to Mark Bergendahl for services rendered, valued at $6,000 in reliance upon Section 4(2) under the Securities Act of 1933 as amended.

         On March 3, 2003, the Company issued 5,000 shares of free trading common stock to Brad Wilhite for services rendered, valued at $6,000 in reliance upon Section 4(2) under the Securities Act of 1933 as amended.

         On March 3, 2003, the Company issued 6,667 shares of free trading common stock to Stephanie Stern for services rendered, valued at $7,867 in reliance upon Section 4(2) under the Securities Act of 1933 as amended.

         On March 17, 2003, the Company issued 57,142 shares of free trading common stock to Steve Lipman for services rendered, valued at $59,999 in reliance upon Section 4(2) under the Securities Act of 1933 as amended.

         On March 26, 2003, the Company issued 1,500,000 shares of restricted common stock at a price of $.25 per share, in reliance upon Section 4(2) of the Securities Act of 1933 as amended.

         On March 26, 2003, the Company issued 408,496 shares of restricted common stock at a price of $.1224 per share in reliance upon Regulation S of the Securities Act of 1933 as amended.

         On March 26, 2003, the Company issued 5,000 shares of free trading common stock to Mark Bergendahl for services rendered, valued at $6,000 in reliance upon Section 4(2) under the Securities Act of 1933 as amended.

         On March 26, 2003, the Company issued 5,000 shares of free trading common stock to Brad Wilhite for services rendered, valued at $6,000 in reliance upon Section 4(2) under the Securities Act of 1933 as amended.

WARRANTS

In January 2003, the Company granted to Ascendiant Capital Group, a total of 260,000 warrants at a strike price of $1.50 per share. The warrants were issued in connection with a consulting agreement for services. The warrants were issued in reliance upon Section 4(2) of the Securities Act of 1933 as amended. The warrants vested upon grant, and are exercisable through March 2007.

In March 2003, the Company granted to Chet Noblett, a total of 700,000 warrants at strike prices ranging from $0.25 to $.80 per share. The warrants were issued in connection with a consulting agreement for services. The warrants were issued in reliance upon Section 4(2) of the Securities Act of 1933 as amended. The warrants vested upon grant, and are exercisable through March 2007.

COMMON STOCK

In April 2003, the Company issued 350,000 shares of Common Stock valued at $364,000 (based on the market price on the date of grant) for services rendered. Issued in reliance upon Section 4(2) of the Securities Act of 1933 as amended.

STOCK OPTIONS

In April 2003, the Company granted options to purchase 25,000 shares of the Company's restricted Common Stock at an exercise price of $1.02 per share, valued at $15,000 (based on the Black-Scholes pricing model) to a consultant for services rendered. These warrants vested upon grant and are exercisable through March 2007. Issued in reliance upon Section 4(2) of the Securities Act of 1933 as amended.

In April 2003, the Company granted options to purchase 150,000 shares of the Company's restricted Common Stock at an exercise price of $1.05 per share, valued at $93,000 (based on the Black-Scholes pricing model) to a consultant for services rendered. These warrants vested upon grant and are exercisable through March 2007. Issued in reliance upon Section 4(2) of the Securities Act of 1933 as amended.

In April 2003, the Company granted options to purchase 1,000,000 shares of the Company's restricted Common Stock at an exercise price of $0.75 per share, valued at $655,000 (based on the Black-Scholes pricing model) to a consultant for services rendered. These warrants vested upon grant and are exercisable through April 2006. Issued in reliance upon Section 4(2) of the Securities Act of 1933 as amended.

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

In November 2002, the Company entered into a Location Incentives Agreement (the "Agreement") with the Amarillo Economic Development Corporation ("AEDC") to establish the Company's customer service center and voting machine repair operations in Amarillo, Texas. According to the terms of the agreement, the AEDC will pay the Company $250,000 upon the Company's execution of a lease for facilities in Amarillo. The funds advanced under this agreement are to be used solely for the operations in Amarillo. If the Company does not meet certain minimum employment requirements, as defined, it would be required to repay all amounts advanced. In connection with the Agreement, the Company granted warrants to purchase 250,000 shares of the Company's restricted Common Stock at an exercise price of $1.04 per share, valued at approximately $205,000 (based on the Black-Scholes pricing model), which was expensed upon issuance. In January 2003, such $250,000 was received by the Company and recorded in accounts payable and accrued liabilities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (1)      Reports on Form 8-K:

         The Company filed a current report on Form 8-K regarding the acquisition of Z prompt inc. on April 19, 2003.

         (2)      Exhibits

                  10.1 Reorganization Agreement dated April 9, 2003, between the Company and Z prompt, Inc. is incorporated by reference to exhibit 1 to the Form 8-K current report of the Company dated April 19, 2003.

                  99.1     Certification of Dennis Vadura and Craig A. Hewitt

                  99.2     Certification of Dennis Vadura

                  99.3     Certification of Craig A. Hewitt



                                   Signatures

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 20, 2003

AccuPoll Holding Corp.

By: /s/ Dennis Vadura                         By: /s/ Craig A. Hewitt
-------------------------------               --------------------------------
Dennis Vadura                                 Craig A. Hewitt, Chief Financial
Chairman of the Board, President              Officer and principal financial
and Chief Executive Officer                   and accounting officer