Form 10KSB
period 2003-06-30
ACCUPOLL HOLDING CORP
filed 2003-10-14
CIK 764794

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

        [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2003

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

                 15101 Red Hill Ave. Suite # 220, Tustin, Ca 92780
                 -------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

         State issuer's revenues for its most recent fiscal year $ 0.

         The aggregate market value of voting stock held by non-affiliates of the registrant as of October 7, 2003:

         Common stock, $.001 par value:  $85,718,945

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under plan confirmed by court    Yes     No
                                                               ---     ---

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                   119,945,963 Shares as of October 7, 2003

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

             Transitional Small Business Disclosure Format: Yes    No  X
                                                               ---    ---

                                     PART I

Note Regarding Forward Looking Information

         Except for historical information contained herein, This Annual Report on Form 10-KSB of AccuPoll Holding Corp. (the"Company") contains forward-looking statements made within the meaning of Section 27A of the Securities Act of 1933, as amended (the 'Act') and Section 21E of the Securities Exchange Act of 1934, as amended (the 'Exchange Act'). Such statements are not based on historical facts and are based on current expectations, including, but not limited to, statements regarding the Company's plans for future development and the operation of its business. Words such as 'anticipates,' 'expects,' 'intends,' 'plans,' 'believes,' 'seeks,' 'estimates,' and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance the Company's business plan on commercially acceptable terms; changes in labor, equipment and capital costs; its inability to attract strategic partners; general business and economic conditions; and the other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. You should not rely on these forward-looking statements, which reflect only the Company's opinion as of the date of this Form 10-KSB. The Company does not assume any obligation to revise forward-looking statements. You should also carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the quarterly reports on Form 10-QSB and any current reports on Form 8-K.

ITEM 1.  DESCRIPTION OF BUSINESS

General Corporate History
-------------------------

Introduction
------------

         AccuPoll Holding Corp. (the "Company") seeks to become a leader in the development, manufacturing and marketing of computerized voting machines and associated equipment for use in federal, state and local elections, and other elections, such as those involving unions and other private organizations.

         Elections are held under the auspices of various governmental systems, especially those in democratic countries. Until the 1960's almost all elections were conducted with manually counted pre-printed paper ballots and lever-activated mechanical voting machines. Lever machines, which were bulky, heavy and consisted of over 800 moving parts, required significant maintenance and were expensive to warehouse. This method of voting and tallying votes, in addition to being cumbersome and inefficient, was susceptible to inaccuracies, significant time delays, and other difficulties. In 1964, the Votomatic punch card voting system was patented. While this system has not been actively manufactured since the mid 1980's, it remains the most widely used system in North America. In the early 1980's, optical scan voting systems were introduced and began to penetrate the election equipment market place on a relataively small scale.

         In recent years, the election industry has begun to computerize in response to increased public acceptance and familiarity with using computers. Computers offer the opportunity to count ballots accurately and quickly. Additionally, computer technology has created the potential for more convenient participation, accessibility for disabled voters to vote independently, and the elimination of pre-printed paper ballots. Service and support have also become increasingly important components of the newer, technologically advanced voting systems. Even though technology is being accepted more readily, many voting systems being Marketed continue to lag in the application of state-of-the-art computer technology, and have lacked durability and flexible functionality.

         The U.S. national election of November 2000 had a significant and disruptive impact on the election industry. Difficulties experienced with accuracy and verifiability, particularly with punch card systems, have generated unprecedented opportunities for manufacturers of electronic voting systems. With the passage of the Help America Vote Act of 2002 ("HAVA"), the U.S. Congress has authorized $3.9 billion in federal funding over three fiscal years to be used for improvements in voting technology and the election process. The States must also match a portion of these funds.

         AccuPoll Holding Corp. was incorporated in the State of Nevada on January 30, 1985. The original name of the corporation was Kiwi Ventures, Ltd. which owned and operated 17 Godfather's pizza franchise restaurants in Arizona until such operations ceased in approximately 1990. The Company subsequently changed its name to Western International Pizza Corporation but did not conduct any significant operations and was a non-operating Public company until May 2002.

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

Recent Industry Developments
----------------------------

         On October 29, 2002, President George W. Bush signed the Help America Vote Act of 2002 ("HAVA") into law. HAVA establishes new requirements for voting systems, statewide centralized voter registration systems, and authorized $3.9 billion in federal funding over three fiscal years. In the fiscal year ended September 30, 2003, the U.S. Congress appropriated $1.5 billion in funding.

         With this and prior legislation in mind, the Company has developed an intuitive touch-screen interface that provides a polling place electronic voting solution that is completely confidential, reliable, accurate, immediate, secure and auditable. While maintaining and preserving the current voter polling place experience, the Company adds the ability to accurately capture in electronic form a voter's true intent, while simultaneously preserving the legally binding vote, the official paper ballot. The ability to simultaneously produce two different electronic audit trails (recorded on both the polling place voting administrative workstation and the local voting station), in addition to generating an independent, voter verified paper audit (i.e., the voter verified paper record or Proof of Vote), which is completely auditable and able to be optically scanned, is the crucial element that makes the Company believe that its patent-pending technology is superior to anything currently available in the market.

         The Company believes that it understands the current marketplace and environment of election reform, including the following:

Timing Issues
-------------

         The key objectives of HAVA are: 1) the replacement of punch card and lever voting systems, 2) the establishment of new standards for voting systems,
3) the creation of statewide voter registration system in every state, 4) and to allow disabled voters to vote independently and in private. Although the November 2004 General Election was defined as the target date for the replacement of punch card and lever machine systems, due to the delays in passing HAVA, is it expected that the replacement of these voting systems will not be completed until January 2006.

Understanding the Sales Process
-------------------------------

         The Company, by way of: 1) its exposure, participation, and affiliate relationship with The National Association of Secretaries of State ('NASS'); 2) its alliances with both large and small vendor/partners to leverage their internal sales teams currently selling to government agencies; and (3) its network of government affairs consultants, has developed significant knowledge into the workings of, and selling to, government agencies. Areas such as procurement, the government buying sales process, and timing-to-market issues are important to the business plan of the Company.

Three-Stage Rollout Strategy
----------------------------

         The Company plans to commercialize its technology in three ways: First, it will leverage the measures being enacted by Congress to reform the election process in the United States by marketing and selling its AccuPoll voting system across the country to state and local governments. Next, it will design and produce a scaled-down version of its core software and sell it (under the name 'AccuPoll Lite') as a downloadable electronic voting solution to the 100,000+ professional organizations, trade unions, schools, and religious groups located in the United States that frequently conduct elections to leadership positions within their respective organizations. Finally, after proving its model in selling the AccuPoll voting system nationwide to state and local governments, the Company intends to rollout an international sales and marketing strategy to penetrate the European, Asia-Pacific, and Latin American markets.

AccuPoll Product
----------------

         According to NASS there are approximately 200,000 polling places in the United States, 60% of which currently utilize the most criticized forms of voting processes: punch card, lever, or paper ballot systems. It is to these 120,000 precincts that the Company will initially concentrate its sales and marketing efforts, because these types of voting systems have come under the most fire to change and reform. According to the National Association of Counties, the standard polling place in the United States is currently configured with five voting stations, which would translate into an estimated average AccuPoll voting system sale of $15,000 ($3,000 per voting station). The selling process to this $4 billion market is typically governed and influenced by the Secretary of State of each state. The ultimate purchasing decision may be made by the Secretary of State for the entire state, or the purchasing decision may be delegated to each individual county within the state as to be determined by the Secretary of State. In addition to leveraging the considerable sales and marketing ability of its strategic partners (see 'Sales and Marketing'), the Company has begun to exploit its affiliate relationship with NASS in order to achieve initial market penetration of its product by specifically targeting the Secretaries of the ten most populous states.

         The Company has attended and participated in the last five semi-annual NASS conferences starting at the February 2001 NASS conference (where the first voting resolution measure to address change in voting process was adopted). The Company has also demonstrated its AccuPoll voting system to U.S. Representatives, Secretaries of State, State legislators and local election officials at many other election industry related events since September 2001.

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

AccuPoll International Product
------------------------------

         The standard election process is universal by nature; as part of its core technology, the AccuPoll system was designed and implemented as a flexible platform that can be adapted to meet the needs of various countries, including multi-language support. Therefore, initial barriers to entry of foreign commerce will not limit international market penetration of the product. The Company plans to begin its international sales efforts in Europe, and then to Asia/Pacific and Latin America.

Government Testing of Voting Systems
------------------------------------

         The Company expects that its voting systems will be sold primarily to counties in the United States and other governmental jurisdictions. The Company anticipates that its voting systems will meet or exceed the United States Federal Election Commission ("FEC") Voting System Standards and meet all the Requirements specified in HAVA. Voting systems are required to be tested ("qualification testing") to FEC Voting System Standards by Independent Test Authorities. The AccuPoll Direct Recording Electronic (DRE) voting system and associated election management software is currently in qualification testing with Wyle Labs and SysTest Labs. AccuPoll expects to complete qualification testing by October 31, 2003.

Industry and Competition
------------------------

         BARRIERS TO ENTRY:

         After conducting extensive market research, the Company has identified existing competitors in the electronic voting market. The Company believes that it would be extremely difficult for a new and resource-rich competitor to emerge in the voting market, for the following reasons:

         Traditional players in the voting solutions market, such as Election Systems & Software, Inc., Diebold Election Systems (acquired Global Election Systems), Inc., Sequoia Voting Systems, Hart InterCivic, Unilect, and Advanced Voting Solutions (formerly Shoup Voting Systems), have all built proprietary hardware solutions. Such solutions are cost prohibitive to develop.

         This leaves solutions based on off-the-shelf parts, which come in two types: generic unpackaged PC's and custom packaged solutions.

         Generic PC's (systems such as VoteHere.net, TruVote) are server-based systems; the issue with server based systems, is that they will be difficult to certify, but even more difficult to sell. The latter is because they are more difficult to deploy than standalone voting station units, and have a single point of failure (the polling place server). So even if the voting system redundantly stores ballots, the single server in the polling place running Windows-NT/or 2000 is an 'Achilles heel' that will cease operates at the polling place if the network or server suffers a failure. Election officials (at NASS) have stated that such solutions are unacceptable due to the obvious risk of losing operational functionality during an election. The AccuPoll system is specifically engineered not to suffer from administrative workstation or network outages during an election.

         This leaves custom packaged solutions based on off-the-shelf parts, such as AccuPoll. While it is technically possible for a larger player to enter this market, there are several issues that have to be addressed. While it may be fairly easy to engineer the external packaging (approximately 6-10 weeks, according to Source Technology), the difficult part is software development and the subsequent FEC qualification testing which requires nearly a year to complete.

         Accordingly, a "big player's" initial learning curve is multi-faceted; it must first learn the election business, it must resolve some challenging design issues, and it must engineer its software together with the appropriate off-the-shelf hardware into an easily configurable and deployable package. Then it must begin the FEC qualification process. The Company believes that regardless of its size (and bigger is not necessarily better, in this case) it is potentially at least a twelve to eighteen month process.

         A significant design issue for any voting system is the necessity to meet the accessibility requirement under HAVA. The Company believes that all voting stations should be accessible to disabled and limited reading proficiency voters. All AccuPoll voting stations are capable of supporting an audio ballot and keypad for disabled voters to use to vote unassisted and in private.

         The Company has filed for patent protection for an electronic voting system that produces a voter verifiable paper record that is both human and machine readable and can be cross-audited against the electronic record of the election.

Competition
-----------

         Danaher Controls - Is a long-term supplier of election equipment. Their voting solution is based on the original Shoup 1242 voting station designed by Shoup Voting Solutions. Voters cast their ballots on the ELECTronic 1242 by touching on designated spots on a large paper ballot that lists all the election contests and candidates.

         Election Systems & Software (ES&S) - Is a long-term supplier of election equipment and materials. ES&S is the largest elections-only company in the world. It has a sizable investment in the pre-printed election ballot and its subsequent counting equipment (e.g., optical scan). ES&S offers a full line of voting stations including punch card, optical scan and DRE touch screen solutions. The iVotronic DRE touch screen voting system is their latest product.

         Diebold Election Systems - Produces the AccuVote-TS system. This system was used in a pilot project in Los Angeles County. Diebold Election Systems has recently implemented a contract for the statewide replacement of voting equipment in Georgia. The AccuVote- TS solution is built using proprietary hardware and uses Microsoft Windows-based software.

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

         Advanced Voting Solutions - Advanced Voting Solutions (formerly Shoup Voting Systems) has a DRE touch screen product that is packaged as a proprietary hardware and software solution. Each voting stations connects to a control station via a wireless LAN.

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

AccuPoll International
----------------------

         The Company estimates that there are approximately 400 million voters worldwide. Allowing for one voting station per 250 voters, this equates to approximately 1.6 million voting stations potentially required.

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

Legislative Compliance
----------------------

         One of the biggest challenges for implementation of any new voting system is the need for the voting system to meet both the FEC 2002 Voting System Standards and the requirements specified in Title III of HAVA. The AccuPoll voting system meets all the standards and requirements defined therein, and expects to be certified by October 31, 2003.

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

Typical Voter Experience
------------------------

         In keeping with the Company's overall philosophy to create a positive voting experience, the following are the steps (in chronological order) that a voter will take when voting at a polling place that uses the AccuPoll voting system:

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

         Upon polling place closing, the immediate preliminary counts are available from each voting station (and in aggregate) from the voting administrative workstation. AccuPoll eliminates any possibility of compromise because the electronic ballot count is fully auditable against the paper ballot count and vice-versa. The paper ballots themselves are produced in both machine and human readable form so that an optical scanner can be used to count ballots. If required, a full hand count may also be conducted. Furthermore, after polling place closing, the local election officials will be asked to insert a blank write-once CDROM into the voting administrative workstation. A copy of the ballots stored on the voting station, or the voting administrative workstation, will be written onto the CDROM thereby creating an indelible and permanent record of the vote. The CDROM will also contain the full `XML' (Extensible Markup Language) specification that was used to create the ballot thereby ensuring that the voting data can be correctly interpreted at any time in the future. XML is a universal language for describing and exchanging data.

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

Products
--------

         The events surrounding the 2000 General Election have demonstrated that the time has come to update the technology used in the United States to vote. To this end, NASS, during their Winter Conference 2001 passed a Resolution mandating that the voting process must change, and election reform must address People, Process, and Technology during the three phases of the election cycle:
Pre-Election day, Election day, and Post- Election day. The AccuPoll solution addresses and simplifies all of these elements, by providing the following benefits to voters and election officials:

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

         At the same time that the Proof of Vote is printed, the voter's choice is stored locally on the voting station and also immediately transmitted to the polling place voting administrative workstation. Thus, when the polling place closes, three redundant copies of the anonymous ballots are available:

         1.       The electronic ballots recorded by each voting station.

         2. The electronic copies of each voting station's ballots recorded on the voting administrative workstation.

         3. The voter verifiable printed Proof of Vote that the voter has deposited into the ballot box before leaving the polling place.

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

Voting Station Kit
------------------

         This is a voting station pre-loaded with AccuPoll voting station software (1 license), one smart card reader/writer, one touch sensitive screen, and one ballot printer. The kit is self-contained within a robust and mobile luggage-type case, complete with wheels and a handle. A disabled accessibility kit consisting of a keypad and audio headphones can also be purchased for each voting station.

Networking Kit
--------------

         This kit provides all networking equipment and cables that are required to connect up to two voting station servers to the voting administrative workstation.

GoVote Key Kit
--------------

         A 10-pack of GoVote Keys for use in voting stations.

         A minimal polling place solution will need one Voting Administration Workstation Kit, one Voting Station Kit with disabled accessibility kit, one Networking Kit and one GoVote Key Kit. AccuPoll anticipates that the typical polling place will purchase one Voting Administration Workstation Kit, five Voting Station Kits (providing the county or state the ability to add capacity by adding voting station screens), one Networking Kit, and five GoVote Key Kits.

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

Sales and Marketing
-------------------

         With the passage of the Help America Vote Act, the U.S. Congress has authorized $3.9 billion in federal funding over the next three fiscal years to be used for improvements in voting technology and the election process. The distribution of these funds primarily will be managed through the Election Assistance Commission ("EAC") that was established under HAVA. Every state must file a HAVA Compliance plan with the EAC each year to ensure that the state receives the federal Funds allocated for the state for that fiscal year. The federal funds can only be used to meet the requirements of HAVA and must be held, together with the matching state funds, in separate accounts from the state's general revenue funds. The States can use the funds to deploy a statewide voter registration system, upgrade or replace voting systems, train poll workers, and conduct voter outreach campaigns. The Company believes that the majority of these funds will be used to upgrade or replace voting systems.

         The Company has outlined a two dimensional sales and marketing strategy in order to drive sales of its AccuPoll voting system to state and local governments. First, AccuPoll will build an internal sales and marketing team to manage the direct sales channel and provide sales support to the indirect sales channels. The Company will leverage its network of government affairs consultants to assess the situation on a state-by-state basis and tailor its marketing strategy as appropriate for each state. Second, the Company will leverage the indirect sales and marketing teams (currently targeting and selling to government agencies) that currently exist and operate inside of its strategic partners.

Internal Sales and Marketing
----------------------------

         As the Secretary of State is generally the guiding influence behind polling place voting solution purchases at the State level, the Company will exploit its affiliate relationship with NASS and its network of partners, alliances, and government affairs consultants, in order to achieve initial market penetration of its product by specifically targeting the Secretaries of the ten most populous states. This process has already begun, with the Company's successful participation in the past five consecutive NASS conferences, the announcement of the alliance with EDS, and the building of network of government affairs consultants around the United States.

         While the principals of the Company have developed the initial relationships with key members of NASS, it is the goal of the Company to build an internal sales and marketing team to facilitate future sales of its product.

Use of Strategic Partners
-------------------------

         The Company is in the process of setting up a network of prospective strategic alliances with vendors that not only produce products (and services) that are the benchmark of their industries, but additionally, bring necessary key ingredients to ensure the successful deployment of the AccuPoll voting system: technology, sales and marketing, packaging, manufacturing, training and on-site deployment. Further, these companies have their own internal sales divisions that have strong internal paths to market with the public sector, which typically are located in and focus on selling other solutions to State and Federal government agencies. The Company, by way of its relationships with these partners, intends to leverage these indirect sales forces to further sell its AccuPoll voting system into its target markets: state and local governments.

         The Company is in discussions with multiple strategic partners to provide the following services relating to the AccuPoll voting system: provide roll-out support; election worker education; AccuPoll help desk; and break/fix support, and would also be the partner to assist counties in running their own elections.

Risks Related to Our Business
-----------------------------

         We have incurred net losses and may incur losses in future periods and we have a defecit accumulated during the development state of $7,910,147 at June 30, 2003.

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

         Our recent acquisition of Z Prompt, Inc. may be reversed at the election of the former shareholders of Z Prompt, Inc. because we failed to obtain certification of our AccuPoll product September 30, 2003.

Research and Development
------------------------

         Certain expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures approximated $175,000 for the period August 9, 2001 (inception) through June 30, 2003.

         The Company defers certain costs related to the preliminary activities associated with the manufacture of its product, which the Company has determined have future economic benefit. These costs will be amortized over its expected useful life when the product is available for general release to customers. Management periodically reviews and revises, when necessary, its estimate of the future benefit of these costs and expenses them if it deems there no longer is a future benefit. At June 30, 2003 software development costs capitalized approximated $1,400,000.

Patents Pending and Intellectual Property
-----------------------------------------

         The Company has taken steps to protect both its intellectual property and brand name in the marketplace. The Company has engaged the intellectual property (IP) law firm of Knobbe, Martens, Olson and Bear LLP as legal counsel for intellectual property and trademark related matters. On October 23, 2002, the Company received confirmation from its IP law firm that the USPTO had issued a Notice of Recordation and Assignment dated September 19, 2002 for patent application no. 10/190,964. Patent application no. 10/190,964 had been on July 5, 2002. The patent application(s) encompass The process of using a touch-screen electronic voting system that produces a voter-verified Printed paper record of vote.

         The Company also filed trademark applications (Nos. 76/412,455 and 76/412,460) with the USPTO to protect the AccuPoll brand name and logo on May 24, 2002.

Our Employees and Consultants

         As of October 7, 2003, the Company has six full-time employees and consultants. The Company believes its relationships with its employees are good. The Company's Employees are not represented by a collective bargaining organization, and the company Has not experienced a work stoppage.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company shares office space with Web Tools International, Inc., an affiliate of the Company. The two companies combined occupy approximately 10,000 square feet of office space located at 15101 Red Hill Ave. Suite # 220, Tustin, Ca Currently, the Company employees and consultants occupy approximately half of the 10,000 square feet of office space, and the Web Tools International employees and consultants occupy the other half of the office space. The Company sub-leases the space from Greenberg Farrow Architects. The sub-lease commenced September 1, 2003 and continues through July 31, 2006.

         The company's telephone number is (949) 200-4000.

ITEM 3.  LEGAL PROCEEDINGS.

         In September 2003, the Company was served with a lawsuit filed in the Supreme Court of New York, County of New York, by Stern & Co Communications LLC, d/b/a Stern & Co. Stern alleges that we have breach a contract with them by failing to tender payment in full for services rendered. Stern is seeking to recover damages in the amount of $35,000, and a warrant to purchase 36,000 shares of the Company's common stock. The Company intends to vigorously defend this lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There have been no matters submitted to a vote of the security holders during the fiscal year ended June 30, 2003.

                                    PART II.

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS.

         The Common Stock of the Company is traded on the NASD Electronic Bulletin Board over-the-counter market, and is quoted under the symbol ACUP.OB

Preferred Stock
---------------

The Articles of Incorporation of the Company authorize 80,000 shares of Preferred Stock, $.001 par value, of which 80,000 shares have been designated Series A Preferred Stock. As of June 30, 2003, 71,259 shares of Series A Preferred stock were issued and outstanding. None of the Preferred stock pays any dividends.

Common Stock
------------

         The Articles of Incorporation of the Company authorize 600,000,000 shares of Common Stock, $.001 par value. As of June 30, 2003, the Company had 112,945,963 shares of Common Stock, $.001 par value, that were issued and outstanding, which were held by approximately 1,000 stockholders of record.

Options and Warrants
--------------------

         As of June 30, 2003, the Company had outstanding warrants to purchase 31,586,415 shares of Common Stock at exercise prices ranging from $0.01 to $1.40

         As of June 30, 2003, the Company had outstanding stock options to purchase 12,450,000 shares of Common Stock at exercise prices ranging from $0.31 to $1.50 per share.

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

                                                      High Closing  Low Closing
                  Fiscal Year Ending 6/30/2003        Bid Price     Bid Price
                  ------------------------------      ------------  -----------
                           1st Quarter(1)                   1.24           .90
                           2nd Quarter                      1.70           .75
                           3rd Quarter                      1.70          1.01
                           4th Quarter                      1.14           .91

(1) includes the effect of a 1:4 forward split on 7/30/02

                                                      High Closing  Low Closing
                  Fiscal Year 2002                    Bid Price     Bid Price
                  ----------------                    ------------  -----------
                  2nd Quarter . . . . . . . . . .     $ 0.001       $ 0.001
                  3rd Quarter . . . . . . . . . .     $ 0.001       $ 0.001
                  4th Quarter (1) . . . . . . . .     $ 1.00        $ 0.10
                  4th Quarter (2) . . . . . . . .     $ 4.70        $ 0.45

                  Fiscal Year 2003
                  ----------------

                  1st Quarter (3) . . . . . . . .     $ 4.60        $ 4.20
                  1st Quarter (4) . . . . . . . .     $ 1.21        $ 0.85

-------------------------------

(1) Includes April 1, 2002 through May 29, 2002, before a 1 for 2000 reverse split and a 1-for-5 reverse split.

(2) Includes May 30, 2002 through June 30, 2002 after a 1 for 2000 reverse split and a 1-for-5 reverse split.

(3) Before a 4-for-1 forward split in July 2002. (4) After a 4-for-1 forward split in July 2002.

         The closing price of the Common Stock of the Company on October 7, 2003, was $1.50 per share.

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

Recent Sales of Unregistered Securities

Preferred Stock
---------------

On May 21, 2003 the Company authorized 80,000 shares of cumulative, convertible Series A Preferred Stock ("Series A") with a par value of $0.01 per share. The Series A are convertible into 1,000 shares of common stock, not entitled to receive dividends, do not have voting rights, and have liquidation preferences, as defined. The Company has no other authorized preferred stock.

On May 21, 2003, the Company issued 71,529 shares of Series A as collateral for proceeds approximating $6,300,000 ("Secured Notes"), less applicable commissions. The Secured Notes will accrue interest at 5.5%, will require interest only payments through maturity and will mature two years from receipt. As of October 8, 2003, the Company has not received any proceeds or paid any related commissions.

Common Stock:
-------------

On April 1, 2003 the Company issued 7,000 shares of restricted common stock for services valued at $7,280. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

On April 3, 2003 the Company issued 2,500 shares of restricted common stock for proceeds of $750. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and under Section 4(2) of the Securities Act of 1933, as amended.

On April 3, 2003 the Company issued 36,729 shares of restricted common stock for proceeds of $11,129. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and under Section 4(2) of the Securities Act of 1933, as amended.

On April 3, 2003 the Company issued 13,051 shares of restricted common stock for proceeds of $3,955. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and under Section 4(2) of the Securities Act of 1933, as amended.

On April 17, 2003 the Company issued 100,000 shares of restricted common stock for proceeds of $25,000. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and under
Section 4(2) of the Securities Act of 1933, as amended.

On April 21, 2003 the Company issued 200,000 shares of restricted common stock for proceeds of $12,500. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and under
Section 4(2) of the Securities Act of 1933, as amended.

On April 25, 2003 the Company issued 16,000 shares of restricted common stock for Proceeds of 1,958. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and under
Section 4(2) of the Securities Act of 1933, as amended.

On April 25, 2003 the Company issued 40,000 shares of restricted common stock for proceeds of $4,896. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and under
Section 4(2) of the Securities Act of 1933, as amended.

On April 25, 2003 the Company issued 125,000 shares of restricted common stock for proceeds of $15,300. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and under
Section 4(2) of the Securities Act of 1933, as amended.

On April 25, 2003 the Company issued 200,000 shares of restricted common stock for proceeds of $24,480. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and under
Section 4(2) of the Securities Act of 1933, as amended.

On June 10, 2003 the Company issued 300,000 shares of restricted common stock for proceeds of $18,750. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and under
Section 4(2) of the Securities Act of 1933, as amended.

On June 12, 2003 the Company issued 41,948 shares of restricted common stock for proceeds of $2,621. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and under Section 4(2) of the Securities Act of 1933, as amended.

On June 12, 2003 the Company issued 193,497 shares of restricted common stock for proceeds of $12,093. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and under
Section 4(2) of the Securities Act of 1933, as amended.

On June 12, 2003 the Company issued 64,000 shares of restricted common stock for Proceeds of $7,833. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and under Section 4(2) of the Securities Act of 1933, as amended.

On June 12, 2003 the Company issued 50,000 shares of restricted common stock for proceeds of $6,120. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and under Section 4(2) of the Securities Act of 1933, as amended.

On June 12, 2003 the Company issued 30,000 shares of restricted common stock for proceeds of $3,672. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and under Section 4(2) of the Securities Act of 1933, as amended.

On June 12, 2003 the Company issued 100,000 shares of restricted common stock for Proceeds of $12,240. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and under
Section 4(2) of the Securities Act of 1933, as amended.

On June 12, 2003 the Company issued 100,000 shares of restricted common stock for Proceeds of $12,240. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and under
Section 4(2) of the Securities Act of 1933, as amended.

On June 12, 2003 the Company issued 20,000 shares of restricted common stock for Proceeds of $2,448. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and under Section 4(2) of the Securities Act of 1933, as amended.

On June 12, 2003 the Company issued 150,000 shares of restricted common stock for proceeds of $18,360. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and under
Section 4(2) of the Securities Act of 1933, as amended.

On June 12, 2003 the Company issued 15,000 shares of restricted common stock for proceeds of 1,836. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and under Section 4(2) of the Securities Act of 1933, as amended.

On June 12, 2003 the Company issued 70,000 shares of restricted common stock for proceeds of $8,568. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and under Section 4(2) of the Securities Act of 1933, as amended.

On June 12, 2003 the Company issued 145,000 shares of restricted common stock for proceeds of $17,748. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and under
Section 4(2) of the Securities Act of 1933, as amended.

On June 12, 2003 the Company issued 408,496 shares of restricted common stock for proceeds of $50,000. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and under
Section 4(2) of the Securities Act of 1933, as amended.

On June 12, 2003 the Company issued 475,000 shares of restricted common stock for proceeds of $60,000. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and under
Section 4(2) of the Securities Act of 1933, as amended.

On June 12, 2003 the Company issued 28,000 shares of restricted common stock for proceeds of $26,600. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and under Section 4(2) of the Securities Act of 1933, as amended.

On June 13, 2003 the Company issued 400,000 shares of restricted common stock for proceeds of $100,000. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

On June 13, 2003 the Company issued 50,000 shares of restricted common stock for proceeds of $25,000. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

On June 18, 2003 the Company issued 408,496 shares of restricted common stock for proceeds of $50,000. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and under
Section 4(2) of the Securities Act of 1933, as amended.

On June 24, 2003 the Company issued 408,496 shares of restricted common stock for proceeds of $50,000. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and under
Section 4(2) of the Securities Act of 1933, as amended.

Warrants:
---------

On April 11, 2003 the Company issued 25,000 warrants for services at a strike price of $1.02 per share of restricted common stock. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

On April 21, 2003 the Company issued 150,000 warrants for services at a strike price Of $1.05 per share of restricted common stock. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

On May 26, 2003 the Company issued 687,500 warrant to a shareholder in connection with An investment in AccuPoll Holding Corp. at a strike price of $.25 per restricted share Of common stock. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and under Section 4(2) of the Securities Act of 1933, as amended.

On May 26, 2003 the Company issued 381,000 warrants to a shareholder in connection with An investment in AccuPoll Holding Corp. at a strike price of $.1224 per restricted share Of common stock. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and under Section 4(2) of the Securities Act of 1933, as amended.

On June 19, 2003 the Company issued 250,000 warrants for services at a strike price of $.46 per share of restricted common stock. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

On June 27, 2003 the Company issued 700,000 warrants for services at a strike price of $.75 per share of restricted common stock. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

On June 30, 2003 the Company issued 30,000 warrants for services at a strike price of $.75 per share of restricted common stock. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

On June 30, 2003 the Company issued 15,000 warrants for services at a strike price of $.75 per share of restricted common stock. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

On June 30, 2003 the Company issued 408,496 warrants to a shareholder in connection with An investment in AccuPoll Holding Corp. at a strike price of $.2448 per share of Restricted common stock. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and under Section 4(2) of the Securities Act of 1933, as amended.

On June 30, 2003 the Company issued 145,000 warrants to a shareholder in connection with An investment in AccuPoll Holding Corp. at a strike price of $.35 per share of restricted Common stock. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and under Section 4(2) of the Securities Act of 1933, as amended.

On June 30, 2003 the Company issued 70,000 warrants to a shareholder in connection with an Investment in AccuPoll Holding Corp. at a strike price of $.35 per share of restricted Common stock. The Company has relied on Regulation S as an exemption from registration under the Securities Act of 1933, as amended, and under Section 4(2) of the Securities Act of 1933, as amended.

Options:
--------

         On June 18, 2003 the Company issued options to purchase 5,410,000 shares Of restricted common stock at a strike price of $.91 per share. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

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

         AccuPoll Holding Corp. is currently a development stage company working to bring a new electronic voting system to the elections marketplace. The AccuPoll DRE polling place electronic voting system is currently undergoing federal certification testing. Federal certification testing is expected to by completed October 31, 2003. Once federal certification has been obtained, the AccuPoll DRE polling place electronic voting system will be a saleable product in the United States. However, additional state level certifications may be required in order to sell the voting system in certain states. The expected first sale of the AccuPoll DRE polling place voting system is fourth quarter 2003.

         In accordance with SFAS 86, the cost of purchased computer software to be sold, leased or otherwise marketed that has no alternative future use shall be accounted for the same as the costs incurred to develop such software internally, as specified. Per SFAS 86, all costs incurred to establish the technological feasibility are research and development costs. In accordance with this provision, the Company has expensed approximately $175,000 of R&D related expenses from inception through September 2001. The costs that were expensed related to the creation a working model from the white paper created by the founders, mainly related to the labor of the technicians and programmers, with a small portion being related to various computer components. The Company reached technological feasibility, a working model, in September 2001, which was the product's first independent usage. Costs incurred subsequent to September 2001 have been capitalized.

         The Company's success will depend on its ability to obtain government contracts, primarily through the counties in the United States to replace their current voting systems with the touch-screen voting solutions provided by the Company.

         On April 9, 2003 AccuPoll entered into binding agreements to acquire all Assets, liabilities, and stock of Zprompt, Inc. a California Corporation. The stock purchase agreement Between AccuPoll and Zprompt allows the shareholders of Zprompt to withdraw from the Transaction if the AccuPoll voting product is not certified by Wyle Labs on or before September 30, 2003. As of the date of this Annual Report, and as of September 30, 2003, the AccuPoll voting product has not been certified by Wyle Labs. The shareholders of Zprompt have made no indication as to whether they intend to exercise their right to Withdraw from the merger transaction. For accounting purposes, the transaction has not been recorded as a result of the ability of the Zprompt shareholders to withdrawl. Mr. Paul Musco, President of Zprompt Has advised the Company that he will be resigning for good reason effective November 30, 2003, as the Company has been unable to make certain payments to him required by the Company pursuant to his employment Agreement. On July 30, 2003 Mr. Musco resigned from his title of President, and member of the Board of Directors But still remains an employee of Zprompt. On October 9, 2003, Michael Shockett, CEO of Zprompt, resigned from his Position of CEO, and member of the Board of Directors of Zprompt, but still remains an employee of Zprompt.

Liquidity and Capital Resources
-------------------------------

         Since inception through June 30, 2003, the Company has raised a total of approximately $2,400,000 from the sale of restricted common stock and convertible notes payable.

         During May and June 2003, the Company issued 71,529 shares of Series A preferred stock as collateral for potential proceeds approximating$6,300,000 ("Secured Notes"), less applicable commissions. The Secured Notes will accrue interest at 5.5%, will require interest only payments through maturity and will mature two years from receipt. As of the date of this filing, the Company has not received any proceeds or paid any related commissions.

         In August 2003, the Company issued 7,000,000 shares of restricted common stock as collateral for proceeds approximating $1,650,000 ("Secured Note"), less applicable commissions. The Secured Note will accrue interest at 4.5%, will require quarterly interest only payments through maturity and matures two years from receipt of proceeds. As of the date of this filing, the Company has not received any proceeds or paid any related commissions.

         The Company's cash was $0 at June 30, 2003.

         The management of the Company believes that the Company will not generate any significant revenues in the next few months, nor will it have sufficient cash to fund operations. As a result, the Company's success will largely depend on its ability to secure additional funding through the sale of its Common Stock and/or the sale of other debt or equity securities. There can be no assurance, however, that the Company will be able to consummate debt or equity financing in a timely manner, or on a basis favorable to the Company, at all.

Capital Expenditures
--------------------

         The Management of the Company anticipates certain capital expenditures related to developing and testing subsequent versions of the voting system hardware and software. The Company estimates such capital expenditures for hardware to be $500,000 and an additional $500,000 for software. The Company will be reliant on future fund raising in order to pay for development and testing of these subsequent versions.

Going Concern
-------------

         The Company's independent certified public accountants have stated in their report included in this Form 10-KSB, that the Company has incurred a net loss during its fiscal year ended June 30, 2003. The Company has been in the development stage since it began operations in August 2001, has not generated any revenues from operations has negative working capital of approximately $1,833,000, and there is no assurance of any future revenues. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Inflation
---------

         Management believes that inflation has not had a material effect on the Company's results of operations.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the our consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, estimated allowance for doubtful accounts, the realizability of the Company's investments in affiliated companies and the valuation of deferred taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

Capitalized Software Development Costs

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold Leased or Otherwise Marketed," the Company capitalizes certain costs related to the development of new software products or the enhancement of existing software products for sale or license. These costs are capitalized from the point in time that technological feasibility has been established, as evidenced by a working model or detailed working program design to the point in time that the product is available for general release to customers. Capitalized development costs will be amortized on a straight-line basis over the estimated economic lives of the products (no longer than three years), beginning with the general product release to customers. Research and development costs incurred prior to establishing technological feasibility and costs incurred subsequent to general product release to customers are charged to expense as incurred. The Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. At June 30, 2003, management believes that no revisions to the remaining useful lives or write-down of capitalized software development costs are required. Since the product has not been released to customers, the amounts included in the accompanying consolidated balance sheet have no related amortization.

Stock-Based Compensation
------------------------

The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period.

SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," if fully adopted, changes the method of accounting for employee stock-based compensation to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25," clarifies the application of APB 25 for (a) the definition of employee for purpose of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Management believes that the Company accounts for transactions involving stock compensation in accordance with FIN 44.

SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS 123, are required to be presented.

At June 30, 2003, the Company has no stock-based employee compensation plans. There is no stock-based employee compensation cost reflected in net loss for the year ended June 30, 2003 and for the period from August 9, 2001 (Inception) through June 30, 2002, as options granted to employees had an exercise price equal to the market value of the underlying common stock on the date of grant.

Beneficial Conversion Feature
-----------------------------

The convertible feature of a note payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and Emerging Issues Task Force Issue No. 00-27,"Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the Company has determined the value of such BCF to be approximately $50,000 for the year ended June 30, 2003 and none for the period ended June 30, 2002. Accordingly, the relative fair value of the BCF has been recorded in the consolidated financial statements as a discount from the face amount of the note payable. The BCF related to the note will be amortized over the life of the note.

Consolidation of Variable Interest Entities
-------------------------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires companies with a variable interest in a variable interest entity to apply this guidance as of the beginning of the first interim period beginning after June 15, 2003, for existing interest and immediately for new interests. The application of the guidance could result in the consolidation of a variable interest entity. The only potential variable interest entity with which the Company is associated is Web Tools International, Inc. ("WTI"), as disclosed in
Note 5. The Company is evaluating whether Web Tools International, Inc. is a variable interest entity, whether the Company is the primary beneficiary and, if so, the impact of FIN 46 on the financial position and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company continues to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the Note 1 of the consolidated financial statements.

ITEM 7.  FINANCIAL STATEMENTS.

         The consolidated financial statements of the Company for its fiscal year ended June 30, 2003 are provided with this Form 10-KSB and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

ITEM 8A. Controls and Procedures

As of the end of the period covered by this report, Management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(c) and 15d-15(c) which includes inquiries made to certain other of our employees. Based on the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective to timely alert them to any material information relating to the Company, including its consolidating subsidiaries, that must be included in the Company's periodic SEC filings. In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Officers
----------------------

         The present directors and officers of the Company are as follows:

         Name(1)(2)           Age   Position
         ---------------      ----  ------------
         Dennis Vadura        42    Director and Chief Executive Officer
         Frank J. Wiebe       43    Director, President, Secretary and Treasurer
         Craig A. Hewitt      35    Chief Financial Officer
         Chester Noblett Jr.  59    Executive Vice President, Sales
         Jo-Ann Zakielarz     51    Vice President, Government Affairs/Global
                                    Alliances
         Andreea M. Porcelli  35    Director

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

         Mr. Noblett has been Vice-President of Sales since July 2002 and is responsible for the Accupoll sales organization. He was Chief Executive Officer for eSAT from June 1999 until December 2001. He served briefly as interim Chief Financial Officer in January 1997 to February 1998 before being promoted to COO. From 1991 to 1996, Mr. Noblett was employed as the chief executive officer for Tradom International, a subsidiary of Asahi Shoucian, Inc., an international trading company. From 1977 to 1990, he was chief executive officer of C. Noblett & Associates, a food brokerage company. Mr. Noblett was also a lead investor and a director of Cyber Village Network, a computer software company that was a successful venture. Mr. Noblett received a B.S. degree in Business Administration from the University of Southern California in 1971 and an MBA from Southern States University in 1996. Mr. Noblett is a military veteran with strong political contacts in Washington DC.

         Ms. Zakielarz, hired as vice president of government relations and global alliances in January, 2003. Ms. Zakielarz was with Unisys Corp. for 13 years where she developed, promoted and implemented technology solutions for state and local election officials. Her experience ranged from selling and consulting on the implementation of precinct voting systems to statewide-centralized voter registration systems. She provided testimony in the Federal Election Commission Hearings and debates in the United States Congress, on various matters including the National Voter Registration Act of 1993.

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

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the total cash compensation, paid or accrued, by the Company during its fiscal year ended June 30, 2003, to each executive officer and all executive officers as a group for services in all capacities to the Company.

                                                             SUMMARY COMPENSATION TABLE
                                          ANNUAL  COMPENSATION                          LONG  TERM  COMPENSATION
                                         ----------------------                         AWARDS           PAYOUTS
                                                                                    -------------------------------
                                                                   OTHER         RESTRICTED   SECURITIES                ALL
NAME AND                                                           ANNUAL           STOCK     UNDERLYING    LTIP       OTHER
PRINCIPAL             FISCAL          SALARY          BONUS      COMPENSATION       AWARDS     OPTIONS     PAYOUTS  COMPENSATION
POSITION               YEAR              ($)           ($)            ($)             ($)       SARS (#)     ($)         ($)
--------------------------------------------------------------------------------------------------------------------------------
Frank Wiebe          6/30/2003      $ 115,000           0              0               0       1,200,000      0            0
(President)          6/30/2002         28,750           0              0               0       2,016,000      0            0
--------------------------------------------------------------------------------------------------------------------------------
Dennis Vadura        6/30/2003      $ 115,000           0              0               0       2,400,000      0            0
(CEO)                6/30/2002         28,750           0              0               0       4,032,000      0            0
--------------------------------------------------------------------------------------------------------------------------------
Craig Hewitt         6/30/2003      $  92,084           0              0               0         250,000      0            0
(CFO)                6/30/2002         15,000           0              0               0         300,000      0            0
--------------------------------------------------------------------------------------------------------------------------------
Chester Noblett Jr.  6/30/2003      $  79,269           0              0               0       1,200,000      0            0
(VP Sales)           6/30/2002            0             0              0               0             0        0            0
--------------------------------------------------------------------------------------------------------------------------------
Jo-Ann Zakielarz     6/30/2003      $  33,846           0              0               0         600,000      0            0
(VP Global Affairs)  6/30/2002            0             0              0               0             0        0            0


                - Personal benefits received by the Company's executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.

                - The Company does not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits to its directors, officers or employees.

                - The Company has employment agreements with Dennis Vadura and
                  Frank J. Wiebe.


                                OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                         (INDIVIDUAL GRANTS)

                  NUMBER OF SECURITIES      PERCENT OF TOTAL
                       UNDERLYING         OPTIONS/SAR'S GRANTED
                 OPTIONS/SAR'S GRANTED   TO EMPLOYEES IN FISCAL    EXERCISE OF BASE PRICE
NAME                      (#)                     YEAR                     ($/SH)           EXPIRATION DATE
                 ----------------------  -----------------------  ------------------------  ---------------
Frank Wiebe                1,200,000                 16.76%                     .91           90 days post
                                                                                              employment
                 ----------------------  -----------------------  ------------------------  ---------------
Dennis Vadura              2,400,000                 33.52%                     .91           90 days post
                                                                                              employment
                 ----------------------  -----------------------  ------------------------  ---------------
Craig Hewitt                 250,000                 3.49%                      .91           90 days post
                                                                                              employment
                 ----------------------  -----------------------  ------------------------  ---------------
Chester Noblett              400,000                 5.59%                      .3125         90 days post
Jr.                                                                                           employment
                             500,000                 6.98%                      .91           90 days post
                                                                                              employment
                             300,000                 4.19                       .80           6/30/08
                 ----------------------  -----------------------  ------------------------  ---------------
Jo-Ann Zakielarz             600,000                 8.38%                      1.25          90 days post
                                                                                              employment

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES
                               As of June 30, 2003

                                                                     NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED IN
                                                                     SECURITIES UNDERLYING         THE-MONEY OPTION/SARS
                          SHARES ACQUIRED ON     VALUE               OPTIONS/SARS AT FY-END (#     AT FY-END ($)
NAME                          EXERCISE (#)      REALIZED ($)         EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
                          ------------------    ------------         --------------------------    --------------------------
Frank Wiebe (6/30/2003)           0                n/a               1,028,000/2,188,000           434,980/769,580
Dennis Vadura (6/30/2003)         0                n/a               2,056,000/4,376,000           869,960/1,539,160
Craig Hewitt (6/30/2003)          0                n/a               362,500/187,500               179,250/0
Chester Noblett (6/30/2003)       0                n/a               400,000/0                     $264,000/0
                                  0                n/a               125,000/375,000                     0/0
                                  0                n/a               300,000/0                     $33,000/0
Jo-Ann Zakeilarz (6/30/2003)      0                n/a               200,000/400,000                     0/0


NON-PLAN ISSUANCES

In May 2002, the Company issued options to purchase an aggregate of 6,480,000 shares of the Company's common stock, at an exercise of $0.31, valued at $165,000 to various employees. The options vest ratably over a five year period beginning in May 2002 and are exercisable through May 2012.

NON-PLAN ISSUANCES

In June 2003, the Company issued options to purchase an aggregate of 5,410,000 shares of the Company's common stock, at an exercise of $0.91, The options vest twenty-five percent at award and the balance vests ratably over an eighteen month period beginning in June 2003 and are exercisable up to 90 days post employment.

In July 2002, the Company issued options to purchase an aggregate of 400,000 shares at $.3125 per share. The Options vest ratably over a twelve month period, and expire 90 days post employment.

In July 2002, the Company issued options to purchase an aggregate of 300,000 shares at a price of $.80 per share. The options immediately vest, and are exercisable through June 30, 2008.

In December 2002, the Company issued options to purchase an aggregate of 600,000 shares at 1.25 per share. The Options vest ratably over a thirty-six month period, and expire 90 days post employment.

                                               EQUITY COMPENSATION PLANS

                                        (A)                       (B)                              (C)
-----------------------------------------------------------------------------------------------------------------------
                               NUMBER OF SECURITIES         WEIGHTED-AVERAGE         REMAINING AVAILABLE FOR FUTURE
                            TO BE ISSUED UPON EXERCISE     EXERCISE PRICE OF       ISSUANCE UNDER EQUITY COMPENSATION
                              OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,   PLANS (EXCLUDING SECURITIES REFLECTED
                                WARRANTS AND RIGHTS       WARRANTS AND RIGHTS                IN COLUMN (A))
PLAN CATEGORY                           (#)                       ($)                             (#)
-----------------------------------------------------------------------------------------------------------------------
Equity Compensation
plans approved by security
holders                                     --           $              0                          n/a
-----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                             44,036,415           $           0.47                          n/a
-----------------------------------------------------------------------------------------------------------------------
Total                               44,036,415           $           0.47                          n/a

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

         Based solely on the review of copies of such reports furnished to the Company And written representations that no other reports were required, the Company believes that during the fiscal year ended June 30, 2003, the Company's executive officers, directors and all persons who own more than ten percent of a registered class of the Company's equity securities complied with all Section 16(a) filing requirements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table contains information, as of June 30, 2003, with respect to the Beneficial ownership of our Common Stock by (i) each person whom we know to own beneficially More than five percent of our Common Stock; (ii) each director or nominee; (iii) the Chief Executive Officer and each of our other executive officers included in the "Summary Compensation Table"; and (iv) all of our current executive officers as a group.

                                               SHARES             PERCENT OF
MANAGEMENT                                     BENEFICIALLY       COMMON
SHAREHOLDERS(1)                                OWNED(1)           STOCK
---------------------------                    ------------       -----------
Dennis Vadura(3)(4)(6) .....................    37,174,560           32.90%
15101 Red Hill Ave # 220
Tustin, Ca 92780

Frank J. Wiebe(3)(5)(6) ....................    22,975,040           20.34%
15101 Red Hill Ave # 220
Tustin, Ca 92780

Craig A. Hewitt(7) .........................     1,162,000            1.03%
15101 Red Hill Ave # 220
Tustin, Ca 92780

Andreea M. Porcelli ........................             0            0.0%
Largo Quinti Alpini 12
2 Plano Millan 20145
Italy

Chester Noblett Jr .........................     1,200,000            1.06%
15101 Red Hill Ave # 220
Tustin, Ca 92780

Jo-Ann Zakielarz ...........................       600,000            0.53%
15101 Red Hill Ave # 220
Tustin, Ca 92780

Directors and officers as a group ..........    63,111,600           55.88%

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

(4)      Includes a stock option to purchase 2,480,,000 shares of Common Stock.

(5)      Includes a stock option to purchase 1,240,000 shares of Common Stock.

(6) Excludes voting proxy rights covering 18,400,000 shares of Common Stock held by Mr. Vadura and Mr. Wiebe.

(7) Includes a stock option to purchase 300,000 shares of Common Stock, and includes 551,000 shares held by Hewitt & Associates, Inc., an affiliate owned and controlled by Mr. Hewitt.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Master Services Agreement
-------------------------

         In April 2002, the Company entered into a Master Services Agreement ("MSA") whereby WTI provides substantially all services, less production, related to the manufacture of the Company's voting system. The MSA provides that the Company is charged certain rates for the hourly time incurred of WTI's employees working on Company matters. In addition, the Company reimburses WTI for all reimbursable expenses, as defined in the MSA. The Company is located within the office space of WTI and is charged no amounts related to the usage of such office space or fixed assets of WTI. All overhead related charges are considered to be included in the basic hourly rates charged by WTI to the Company, as such costs are in excess of the related employees WTI rate of pay. The agreement matures on the earlier of: (1) March 31, 2004 or (2) the completion of the last service of work, as defined. The MSA may be terminated by either party on 30 days written notice. All ideas, inventions, concepts, know-how, methods, methods, methodologies, processes, algorithms, techniques, compilations, software and other works of authorship of any nature created or developed by WTI during the course of performance of the MSA is the exclusive property of the Company. WTI is owned and operated by Mr. Dennis Vadura and Mr. Frank J. Wiebe, who are directors and officers of the Company. During the fiscal year ended June 30, 2003, WTI invoiced approximately $1,300,000 to the Company under the terms of the MSA, of which approximately $925,000 remained due and payable as of June 30, 2003.

Executive Employment Agreements
-------------------------------

         On May 20, 2002, the Company entered into employment agreements with Mr. Dennis Vadura, the Chief Executive Officer of the Company, Mr. Frank J. Wiebe, the President, Secretary and Treasurer of the Company. See Item 10, Executive Compensation - Executive Employment Agreements.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (A)      Reports on Form 8-K
                  -------------------
         Current reports on Form 8-K were filed by the Company during its fiscal year ended June 30, 2003, specifically indicated below:

         The Form 8-K report filed on April 23, 2003

         The Form 8-K/A report filed on June 23, 2003

         The Form 8-K/A report filed on June 25, 2003

         (B)      Exhibits
                  --------
INDEX TO EXHIBITS

        EXHIBITS                    DESCRIPTION
        --------                    -----------
        99.1 Loan Agreement Mercatus & Partners Ltd.
        99.2 Loan Agreement Mercatus & Partners Ltd.
        99.3 Loan Agreement Mercatus & Partners Ltd.
        99.4 Business Advisory Agreement, Signal Capital Partners
        99.5 Business Development Agreement, Shane Rodgers
        99.6 Loan Agreement, Pavel Holik

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the fiscal year ended June 30, 2003, the Company's fees for professional services rendered by its Independent Auditors were as follows:

(a) Audit Fees: Aggregate fees billed or expected to be billed for professional services rendered for the audit of the Company's fiscal year 2003 annual financial statements and review of the financial statements in the Company's reports on Form 10-QSB: $58,000.

(b) Audit Related Fees: $5,224.

(c) Tax Fees: $6,757.

(c) All Other Fees: The aggregate fees billed for all other professional services provided to the Company (other than the services described above under (a), (b), and (c)) for the fiscal year ended June 30, 2003: $57,500 (Including fees incurred in connection with the audits of Z-Prompt, Inc.)

The Board of Directors has considered and determined that the services rendered by the independent certified public accountants with respect to the foregoing fees are compatible with maintaining their independence pre-approved by the Board of Directors.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
AccuPoll Holding Corp.

We have audited the accompanying consolidated balance sheet of AccuPoll Holding Corp. and subsidiary ("the "Company") (a development stage company), as of June 30, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the period from August 9, 2001 (Inception) through June 30, 2002 and for the year ended June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AccuPoll Holding Corp. and subsidiary as of June 30, 2003, and the results of its operations and its cash flows for the period from August 9, 2001 (Inception) through June 30, 2002 and for the year ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has losses from operations through June 30, 2003, negative working capital at June 30, 2003 approximating $1,833,000 and a lack of operational history. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Squar, Milner, Reehl & Williamson, LLP

October 8, 2003
Newport Beach, California

                             ACCUPOLL HOLDING CORP.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2003
--------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS
  Deferred acquisition costs                                                          $   144,206
  Prepaid expenses                                                                          2,500
                                                                                      -----------
TOTAL CURRENT ASSETS                                                                      146,706
  Capitalized software development costs                                                1,403,899
                                                                                      -----------
  TOTAL ASSETS                                                                        $ 1,550,605
                                                                                      ===========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                               $   931,503
  Related party payables                                                                  872,940
  Notes payable to related parties                                                        175,000
                                                                                      -----------
TOTAL CURRENT LIABILITIES                                                               1,979,443
                                                                                      -----------
  Put liability related to warrant issuance                                               113,750
                                                                                      -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
  Convertible Series A preferred stock, $0.01 par value, 80,000 shares
  authorized, 71,529 shares issued and outstanding (liquidation preference of zero)           715
  Common stock, par value of $0.001, 600,000,000 shares
    authorized; 112,945,963 shares issued and outstanding                                 112,946
  Additional paid in capital                                                            7,253,898
  Deficit accumulated during the development stage                                     (7,910,147)
                                                                                      -----------
TOTAL STOCKHOLDERS' DEFICIT                                                              (542,588)
                                                                                      -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $ 1,550,605
                                                                                      ===========

                See notes to consolidated financial statements.

                             ACCUPOLL HOLDING CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

For The Year Ended June 30, 2003, For The Period From August 9, 2001 (Inception)
    Through June 30, 2002 and For The Period From August 9, 2001 (Inception)
                             Through June 30, 2002
--------------------------------------------------------------------------------

                                     Year Ended      Period Ended    Inception Through
                                    June 30, 2003    June 30, 2002    June 30, 2003
                                    -------------    -------------    -------------
REVENUES                            $          --    $          --    $          --
EXPENSES
  General and administrative            3,104,192          728,019        3,832,211
  Professional fees                     2,369,475        1,198,622        3,568,097
  Interest                                 29,900          303,875          333,775
  Research and development                     --          176,064          176,064
                                    -------------    -------------    -------------
                                        5,503,567        2,406,580        7,910,147
                                    -------------    -------------    -------------
NET LOSS                            $  (5,503,567)   $  (2,406,580)   $  (7,910,147)
                                    =============    =============    =============
    PER SHARE                       $       (0.05)   $       (0.04)   $       (0.09)
                                    =============    =============    =============
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                106,687,447       68,735,272       89,545,603
                                    =============    =============    =============

                 See notes to consolidated financial statements.

                             ACCUPOLL HOLDING CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
 For The Period From August 9, 2001 (Inception) Through June 30, 2002 and
                        For The Year Ended June, 30 2003
--------------------------------------------------------------------------------

                                                                      Preferred Stock         Common Stock         Common Stock
                                                                     -----------------  ------------------------   Subscription
                                                                     Shares     Amount   Shares         Amount      Receivable
                                                                     -----------------  ------------------------  -------------
Balance at August 9, 2001 (Inception)                                   --       $--            --           $--           $--

Issuance of common stock upon formation                                 --        --    61,280,000        61,280            --

Issuance of common stock at $0.08 per share for the conversion
of notes payable, including accrued interest of $16,375                 --        --     3,724,292         3,724            --

Issuance of common stock at $0.08 per share for note receivable         --        --       612,800           613            --

Proceeds from the issuance of common stock at $0.08
per share in connection with the exercise of warrants                   --        --     3,724,292         3,724       (12,500)

Proceeds from the issuance of common stock at $0.12
per share in connection with the exercise of warrants                   --        --     6,177,024         6,177            --

Issuance of common stock in connnection with the merger
with WIPC (including 18,400,000 shares issued to brokers)               --        --    18,639,000        18,639            --

Issuance of common stock at $0.06 per share for services                --        --     4,800,000         4,800            --

Issuance of common stock at $0.08 per share for services                --        --     3,840,000         3,840            --

Estimated fair market value of warrants granted
in connection with convertible debt                                     --        --            --            --            --

Estimated fair market value of options and warrants granted
for services                                                            --        --            --            --            --

Net loss                                                                --        --            --            --            --
                                                                    ------    ------   -----------   -----------   -----------
Balance at June 30, 2002                                                --        --   102,797,408   $   102,797   $   (12,500)
                                                                    ======    ======   ===========   ===========   ===========
Issuance of common stock at $0.91 for services                          --        --         6,593             7            --

Issuance of common stock at $1.02 for services                          --        --        32,862            33            --

Issuance of common stock at $1.04 for services                          --        --        17,000            17            --

Issuance of common stock at $1.05 for services                          --        --       207,142           207            --

Issuance of common stock at $1.17 for services                          --        --       120,000           120            --

Issuance of common stock at $1.18 for services                          --        --         6,667             7            --

Issuance of common stock at $1.20 for services                          --        --        30,000            30            --

Issuance of common stock at $1.25 for services                          --        --         8,500             9            --

Issuance of common stock at $1.40 for services                          --        --        20,000            20            --

Proceeds from the issuance of common stock at $0.00 per share
in connection with the cashless exercises of warrants                   --        --       208,540           209            --

Proceeds from the issuance of common stock at $0.06 per share
in connection with the exercise of warrants                             --        --       911,954           912            --

Proceeds from the issuance of common stock at $0.08 per share
in connection with the exercise of warrants                             --        --       245,120           245            --

Proceeds from the issuance of common stock at $0.12 per share
in connection with the exercise of warrants                             --        --     2,828,272         2,828            --

Proceeds from the issuance of common stock at $0.25 per share
in connection with the exercise of warrants                             --       $--       200,000   $       200           $--

Proceeds from the issuance of common stock at $0.06 per share
for cash                                                                --       $--       535,445   $       535           $--

                 See notes to consolidated financial statements.



Proceeds from the issuance of common stock at $0.12 per share
for cash                                                                --        --     3,642,480         3,642            --

Proceeds from the issuance of common stock at $0.25 per share
for cash                                                                --        --       840,000           840            --

Proceeds from the issuance of common stock at $0.30 per share
for cash                                                                --        --        52,280            52            --

Proceeds from the issuance of common stock at $0.40 per share
for cash                                                                --        --        62,500            63            --

Proceeds from the issuance of common stock at $0.47 per share
for cash                                                                --        --        95,200            95            --

Proceeds from the issuance of common stock at $0.50 per share
for cash                                                                --        --        50,000            50            --

Proceeds from the issuance of common stock at $0.95 per share
for cash                                                                --        --        28,000            28            --

Commissions paid for fund raising activity                              --        --            --            --            --

Beneficial conversion feature in connection with the issuance of
convertible debt                                                        --        --            --            --            --

Estimated FMV of warrants granted in connection with N/P                --        --            --            --            --

Estimated FMV of warrants granted for services                          --        --            --            --            --

Estimated FMV of options granted for services                           --        --            --            --            --

Liability incurred in connection with the issuance of warrants          --        --            --            --            --

Issuance of Series A preferred stock                                71,529       715            --            --            --

Write off of subscriptions receivable                                   --        --            --            --        12,500

Net loss                                                                --        --            --            --            --
                                                                    ------    ------   -----------   -----------   -----------
                                                                    71,529       715   112,945,963       112,946           $--
                                                                    ======    ======   ===========   ===========   ===========

                                                                    Additional    Accumulated        Total
                                                                     Paid-in     Deficit During   Stockholder's
                                                                     Capital    Development Stage    Equity
                                                                  ----------------------------------------------
Balance at August 9, 2001 (Inception)                                     $--            $--            $--

Issuance of common stock upon formation                               (61,280)            --             --

Issuance of common stock at $0.08 per share for the conversion
of notes payable, including accrued interest of $16,375               300,151             --        303,875

Issuance of common stock at $0.08 per share for note receivable        49,387             --         50,000

Proceeds from the issuance of common stock at $0.08
per share in connection with the exercise of warrants                 298,744             --        289,968

Proceeds from the issuance of common stock at $0.12
per share in connection with the exercise of warrants                 750,004             --        756,181

Issuance of common stock in connnection with the merger
with WIPC (including 18,400,000 shares issued to brokers)             (18,639)            --             --

Issuance of common stock at $0.06 per share for services              295,200             --        300,000

Issuance of common stock at $0.08 per share for services              309,504             --        313,344

Estimated fair market value of warrants granted
in connection with convertible debt                                   287,500             --        287,500

Estimated fair market value of options and warrants granted
for services                                                          813,525             --        813,525

Net loss                                                                   --     (2,406,580)    (2,406,580)
                                                                  -----------    -----------    -----------
Balance at June 30, 2002                                          $ 3,024,096    $(2,406,580)   $   707,813
                                                                  ===========    ===========    ===========

                 See notes to consolidated financial statements.


Issuance of common stock at $0.91 for services                          5,993             --          6,000

Issuance of common stock at $1.02 for services                         33,486             --         33,519

Issuance of common stock at $1.04 for services                         17,663             --         17,680

Issuance of common stock at $1.05 for services                        217,292             --        217,499

Issuance of common stock at $1.17 for services                        140,280             --        140,400

Issuance of common stock at $1.18 for services                          7,860             --          7,867

Issuance of common stock at $1.20 for services                         35,970             --         36,000

Issuance of common stock at $1.25 for services                         10,616             --         10,625

Issuance of common stock at $1.40 for services                         27,980             --         28,000

Proceeds from the issuance of common stock at $0.00 per share
in connection with the cashless exercises of warrants                    (209)            --             --

Proceeds from the issuance of common stock at $0.06 per share
in connection with the exercise of warrants                            56,201             --         57,113

Proceeds from the issuance of common stock at $0.08 per share
in connection with the exercise of warrants                            19,755             --         20,000

Proceeds from the issuance of common stock at $0.12 per share
in connection with the exercise of warrants                           343,113             --        345,941

Proceeds from the issuance of common stock at $0.25 per share
in connection with the exercise of warrants                       $    49,800            $--    $    50,000

Proceeds from the issuance of common stock at $0.06 per share
for cash                                                          $    32,929            $--    $    33,464

Proceeds from the issuance of common stock at $0.12 per share
for cash                                                              444,057             --        447,699

Proceeds from the issuance of common stock at $0.25 per share
for cash                                                              209,160             --        210,000

Proceeds from the issuance of common stock at $0.30 per share
for cash                                                               15,782             --         15,834

Proceeds from the issuance of common stock at $0.40 per share
for cash                                                               24,937             --         25,000

Proceeds from the issuance of common stock at $0.47 per share
for cash                                                               44,940             --         45,035

Proceeds from the issuance of common stock at $0.50 per share
for cash                                                               24,950             --         25,000

Proceeds from the issuance of common stock at $0.95 per share
for cash                                                               26,572             --         26,600

Commissions paid for fund raising activity                           (281,944)            --       (281,944)

Beneficial conversion feature in connection with the issuance of
convertible debt                                                       50,000             --         50,000

Estimated FMV of warrants granted in connection with N/P               20,000             --         20,000

Estimated FMV of warrants granted for services                      2,494,000             --      2,494,000

Estimated FMV of options granted for services                         273,084             --        273,084

Liability incurred in connection with the issuance of warrants       (113,750)            --       (113,750)

Issuance of Series A preferred stock                                     (715)            --             --

Write off of subscriptions receivable                                      --             --         12,500

Net loss                                                                   --     (5,503,567)    (5,503,567)
                                                                  -----------    -----------    -----------
                                                                  $ 7,253,898    $(7,910,147)   $  (542,588)
                                                                  ===========    ===========    ===========

                 See notes to consolidated financial statements.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

AccuPoll Holding Corp. (the "Company"), a Nevada Corporation, does business principally through its wholly owned subsidiary, AccuPoll, Inc., which was incorporated on August 9, 2001 in Delaware. The Company is engaged in the design and development of an intuitive touch-screen interface (the "Voting System") that provides a polling place electronic voting solution that is completely confidential, reliable, accurate, immediate, secure and auditable. While maintaining and preserving the current voter experience, the Company adds the ability to accurately capture in electronic form a voter's true intent, while simultaneously preserving the legally binding vote - the official paper ballot. The Voting System has the ability to simultaneously produce two different electronic audit trails (recorded on both the polling place administrative work station and the local voting station), in addition to generating a printed-paper ballot. The Company completed a reverse merger with a publicly traded company (see Note 2) in May 2002 and trades on the Over-The-Counter Bulletin Board under the symbol "ACUP.OB." The Company is classified as a development stage company.

Development Stage and Going Concern
-----------------------------------

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

Management has taken actions to address these matters, which include:

         o Retention of experienced management personnel with particular skills in the commercialization of such products,

         o Attainment of technology to develop such products and additional products; and

         o Raising additional funds through the sale of debt and equity securities.

Federal, State and various foreign government regulations may govern the Company's products. There can be no assurance that the Company will receive regulatory approval required to market its proposed products.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has losses through June 30, 2003, negative working capital approximating $1,833,000 and a lack of operational history, which, among others, raise substantial doubt about its ability to continue as a going concern. The Company intends to fund operations through sales of the Voting System, but there is no commitment by any persons for the purchase of any of the proposed products. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital requirements through additional debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital needs and other cash requirements for the year ending June 30, 2004. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties
-----------------------

The Company intends to operate in an industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit of $100,000.

Use of Estimates
----------------

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, realization of long-lived assets, valuation of stock options and warrants and valuation of deferred tax assets. Actual results could differ from those estimates.

Capitalized Software Development Costs
--------------------------------------

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold Leased or Otherwise Marketed," the Company capitalizes certain costs related to the development of new software products or the enhancement of existing software products for sale or license. These costs are capitalized from the point in time that technological feasibility has been established, as evidenced by a working model or detailed working program design to the point in time that the product is available for general release to customers. Capitalized development costs will be amortized on a straight-line basis over the estimated economic lives of the products (no longer than three years), beginning with the general product release to customers. Research and development costs incurred prior to establishing technological feasibility and costs incurred subsequent to general product release to customers are charged to expense as incurred. The Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. At June 30, 2003, management believes that no revisions to the remaining useful lives or write-down of capitalized software development costs are required. Since the product has not been released to customers, the amounts included in the accompanying consolidated balance sheet have no related amortization.

Fair Value of Financial Instruments
-----------------------------------
SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's accounts payable and accrued expenses approximate their estimated fair values due to the short-term maturities of those financial instruments. The fair value of related party payables and notes payable to related parties are not determinable as these transactions are with related parties.

Stock-Based Compensation
------------------------

The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period.

SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," if fully adopted, changes the method of accounting for employee stock-based compensation to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25," clarifies the application of APB 25 for (a) the definition of employee for purpose of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Management believes that the Company accounts for transactions involving stock compensation in accordance with FIN 44.

SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS 123, are required to be presented.

At June 30, 2003, the Company has no stock-based employee compensation plans. There is no stock-based employee compensation cost reflected in net loss for the year ended June 30, 2003 and for the period from August 9, 2001 (Inception) through June 30, 2002, as options granted to employees had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                                          Periods Ended June 30,
                                                                            2003           2002
Net loss, as reported                                                   $ 5,503,567    $ 2,406,580
Add:  total  stock-based  employee  compensation  expense  determined
under fair value based method for all awards                                598,230         68,340
                                                                        -----------    -----------
    Pro-forma                                                             6,101,797      2,474,920
                                                                        ===========    ===========
Basic and diluted net loss per share:
    As reported                                                         $     (0.05)   $     (0.04)
                                                                        ===========    ===========
    Pro-forma                                                           $     (0.06)   $     (0.04)
                                                                        ===========    ===========

Beneficial Conversion Feature
-----------------------------

The convertible features of a note payable (see Note 4) provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and Emerging Issues Task Force Issue No. 00-27,"Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the Company has determined the value of such BCF to be approximately $50,000 for the year ended June 30, 2003 and none for the period ended June 30, 2002. Accordingly, the relative fair value of the BCF has been recorded in the consolidated financial statements as a discount from the face amount of the note payable. The BCF related to the note will be amortized over the life of the note.

Income Taxes
------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. The Company records a valuation allowance for deferred income tax assets when, based on management's best estimate of taxable income in the foreseeable future, it is more likely than not that some portion of the deferred income tax assets may not be realized.

Advertising
-----------

The Company expenses the cost of advertising. Advertising expenses were approximated $310,000 and $90,000 for the year ended June 30, 2003 and for the period from August 9, 2001 (Inception) through June 30, 2002, respectively.

Research and Development
------------------------

Certain expenditures for research and development activities relating to product developments and improvement are charged to expense as incurred. Such expenditures approximated $175,000 for the period August 9, 2001 (Inception) through June 30, 2002. There were no such expenditures for the year ended June 30, 2003.

The Company defers certain costs related to the preliminary activities associated with the future manufacture of its product, which the Company has determined have future economic benefit. These costs will be amortized over its expected useful life when the product is available for general release to customers. Management periodically reviews and revises, when necessary, its estimate of the future benefit of these costs and expenses them if it deems there no longer is a future benefit. At June 30, 2003 capitalized development costs approximated $1,400,000, consisting primarily of software development costs.

Loss Per Share
--------------

Under Statement of Financial Accounting Standards No. 128 ("SFAS 128"), SFAS No. 128, "Earnings per Share," basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (approximating 31,700,000 and 28,200,000 shares at June 30, 2003 and 2002, respectively), based on the Treasury Stock method. The dilutive potential of the preferred stock have not been included in the potentially dilutive share calculation, as they have been issued as collateral for borrowings (see Note 7). Because the Company has incurred net losses, basic and diluted loss per share are equal, since additional potential common shares would be anti-dilutive.

Derivative Instruments and Hedging Activities
---------------------------------------------

SFAS 133, "Accounting For Derivative Instruments and Hedging Activities," as amended by SFAS 137, 138, 140, 141 and 145 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. The Company has no derivatives or hedging activities as of June 30, 2003.

Comprehensive Income
--------------------

SFAS 130, "Reporting Comprehensive Income" established the standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 has not materially impacted the Company's financial position or results of operations.

Segments
--------

SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," changed the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and how the Company reports revenues and its major customers. The Company currently operates in one segment, as disclosed in the accompanying consolidated statements of operations.

Consolidation of Variable Interest Entities
-------------------------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires companies with a variable interest in a variable interest entity to apply this guidance as of the beginning of the first interim period beginning after June 15, 2003, for existing interest and immediately for new interests. The application of the guidance could result in the consolidation of a variable interest entity. The only potential variable interest entity with which the Company is associated is Web Tools International, Inc. ("WTI"), as disclosed in
Note 5. The Company is evaluating whether WTI is a variable interest entity, whether the Company is the primary beneficiary and, if so, the impact of FIN 46 on the financial position and results of operations.

Significant Recent Accounting Pronouncements
--------------------------------------------

Significant recent Accounting Pronouncements include:

Pronouncement         Title                                                                          Effective Date
-------------------------------------------------------------------------------------------------------------------------
SFAS No. 142          Goodwill and Other Intangible Assets                                           July 1, 2002
SFAS No. 143          Accounting for Asset Retirement Obligations                                    July 1, 2003
SFAS No. 148          Accounting  for  Stock-Based   Compensation-Transition   and  Disclosure, an   March 31, 2003
                      amendment of FASB Statement No. 123
SFAS No. 149          Amendment of Statement 133 on Derivative Instruments and Hedging Activities    July 1, 2003
SFAS No. 150          Accounting for Certain  Financial  Instruments with  Characteristics  of Both  July 1, 2003
                      Liabilities and Equity
FIN 45                Guarantor's Accounting and Disclosure Requirements for Guarantees,  Including  December 31, 2002
                      Indirect  Guarantees of  Indebtedness of others - an  Interpretation  of FASB
                      Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34
FIN 46                Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51  June 15, 2003

Other significant recent accounting pronouncements are discussed elsewhere in these notes to the consolidated financial statements. In the opinion of management, significant recent accounting pronouncements did not or will not have a material effect on the consolidated financial statements, except possibly FIN 46 as discussed above.

Stock Split

Effective July 18, 2002, the Company's Board of Directors approved a four-for-one stock split. All references throughout these consolidated financial statements and notes to number of share, per share amount, stock option and market prices of the Company's common stock have been restated to reflect such stock split.

Reclassifications

Certain reclassifications have been made to the fiscal 2002 financial statement presentation to conform with the current year's presentation.

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

Management accounted for the Reorganization as a capital stock transaction. Accordingly, the Reorganization was reported as a recapitalization of the Company, which is considered the acquirer for accounting purposes (a "Reverse Merger"). Through its former stockholders, the Company is deemed the acquirer for accounting purposes because of (a) its majority ownership of WIPC, (b) its representation on WIPC's board of directors and (c) executive management positions held by former officers of the Company.

3. ACQUISITION

On April 9, 2003, the Company entered into an agreement with Z prompt, Inc. ("Z prompt"), a California corporation. According to the agreement, the Company purchased all of the outstanding capital stock of Z prompt from its stockholders in exchange for 8,000,000 restricted shares of the common stock of the Company.

Additionally, the Company is required to settle an outstanding promissory note of Z prompt in the principal amount of approximately $400,000 that was held by a former stockholder of Z prompt, in exchange for 533,000 shares of restricted common stock of the Company. The Company advanced Z prompt approximately $144,000 in connection with the acquisition, such advances have been recorded as deferred acquisition costs in the accompanying consolidated balance sheet, due to the contingency noted below.

The agreement between AccuPoll and the Z prompt stockholders provides that the agreement may be rescinded at the discretion of the Z prompt shareholders if the electronic voting system of AccuPoll is not certified by Wyle Labs by September 30, 2003; such certification has not been obtained. Accordingly, the Z prompt acquisition has not been recorded in the accompanying June 30, 2003 consolidated financial statements. As of June 30, 2003, the Company has issued approximately 8,533,000 shares of the Company's common stock in connection with the acquisition, which have not been recorded in the accompanying consolidated financial statements due to such contingency.

4. CONVERTIBLE NOTE PAYABLE

In June 2003, the Company issued a convertible note payable, secured by substantially all of the assets of the Company, (the "Convertible Note") for borrowings up to $600,000 to a related party, bearing interest at 10% per annum. All borrowings are due on or before December 31, 2003 with monthly interest payments on the outstanding balance. The Convertible Note may be converted into common stock of the Company at the lesser of: (a) $0.06 per share or (b) 50% of the averaged three lowest closing prices of the Company's common stock for he 20 trading days immediately preceding the conversion date, at any time at the option of the noteholder, as defined. A beneficial conversion feature approximating $50,000 was recorded during the year ended June 30, 2003 and is presented as a debt discount to the Convertible Note. Such discount will be amortized to interest expense over the term of the Convertible Note. The outstanding balance of the Convertible Note at June 30, 2003 was zero, net of a $50,000 debt discount.

5. RELATED PARTY TRANSACTIONS

Related Party Payables

Related party payables approximated $875,000 at June 30, 2003, which represent expenses incurred by the Company relating to the management services agreement entered into with WTI (see below). The amounts bear no interest and are due within thirty days of receipt. Related party payables are presented net of a $50,000 related party note receivable (see Note 7) and include advances of $10,000 for working capital purposes.

Notes Payable To Related Parties

During the year ended June 30, 2003, the Company borrowed an aggregate of $165,000 for working capital purposes from a related party. The note calls for interest at 8% and is due on demand. Per the note agreement, the Company issued the note holder warrants to purchase restricted common stock of the Company (see
Note 7).

During the year ended June 30, 2003, the Company borrowed $10,000 for working capital purposes from a related party. The note calls for interest at 8% and matured in May 2003, the Company is renegotiating the terms with the note holder.

Master Services Agreement
-------------------------

In April 2002, the Company entered into a Master Services Agreement ("MSA") whereby WTI provides substantially all services, less production, related to the manufacture of the Company's Voting System. The MSA provides that the Company is charged certain rates for the hourly time incurred of WTI's employees working on Company matters. In addition, the Company reimburses WTI for all reimbursable expenses, as defined. The Company shares office space with WTI and is charged no amounts related to the usage of fixed assets of WTI. All overhead related charges are considered to be included in the basic hourly rates charged by WTI to the Company, as such costs are in excess of the related WTI employees' rate of pay. The agreement matures on the earlier of: (1) March 31, 2004 or (2) the completion of the last service of work, as defined. The MSA may be terminated by either party on 30 days written notice. Per the MSA, all ideas, inventions, concepts, know-how, methods, methodologies, processes, algorithms, techniques, compilations, software and other works of authorship of any nature created or developed by WTI during the course of performance of the MSA shall be exclusive property of the Company.

WTI was originally incorporated in 1996 and is owned and operated by two officers of the Company. WTI is in the business of software engineering in various computer languages with an emphasis on Linux/Apache, Sun Solaris and Microsoft NT/Win2K platforms.

During the year ended June 30, 2003, the Company was billed approximately $1,300,000 by WTI and owed them approximately $925,000 at June 30, 2003, which is included in related party payables (as noted above, related party payables are presented net of a $50,000 note receivable from WTI). The following is select unaudited financial information of WTI at June 30, 2003 and for the year then ended:

Current Assets        $  990,000
                      ==========
Total Assets          $  990,000
                      ==========
Current Liabilities   $  330,000
                      ==========
Sales, net            $1,730,000
Expenses               1,270,000
                      ----------
Net Income            $  460,000
                      ==========

As disclosed in Note 1, the provisions of FIN 46, may require consolidation of WTI during the quarter ending September 30, 2003.

6. COMMITMENTS AND CONTINGENCIES

Consulting Agreements
---------------------

In April 2002, the Company issued consultants 3,840,000 shares of common stock at $0.08 per share, valued at $313,344 (based on the market value on the date of grant) (of which $286,000 was included in the consolidated balance sheet as prepaid consulting fees and $27,344 had been expensed during the period ended June 30, 2002). The related consulting services were to be provided through April 2004 and the Company was amortizing the prepaid consulting fees over the service period on a straight-line basis. In addition, the Company granted warrants to purchase 2,000,000 shares of the Company's restricted common stock at an exercise price of $0.06 per share, valued at $500,000 (based on the Black-Scholes pricing model) to such consultants as a non-refundable fee in exchange for general business consulting services, which the Company recorded in the accompanying consolidated statement of operations for the period ended June 30, 2002. During the year ended June 30, 2003, the Company determined it was no longer receiving benefit from the consultant and expensed the remaining $286,000 in the accompanying consolidated statement of operations for the year ended June 30, 2003.

Legal
-----

From time to time, the Company may be involved in various claims, lawsuits or disputes in the normal operations of the business. The Company is currently not involved in any such matters which management believes could have a material adverse effect on its financial position or results of operations.

Exclusive Supply Agreement
--------------------------

In December 2001, the Company entered into an exclusive supply contract with a vendor to manufacture the Voting System product expiring in 2006. Per the agreement, if the supplier is unable to produce and deliver on time the required quantity of product, the Company may obtain the Voting System product from another supplier.

Professional
------------

The Company has entered into a general consulting/lobbying agreements with various third parties to provide services related to the marketing and sale of the Company's product in certain cities which expire through April 2004. Pursuant to the agreements, the Company will pay sales commissions on sales within the various territories, as defined.

During the year ended June 30, 2003, the Company entered into a Location Incentives Agreement (the "LIA") with the Amarillo Economic Development Corporation ("AEDC") to establish the Company's customer service center and voting machine repair operations in Amarillo, Texas. According to the terms of the LIA, the AEDC paid the Company $250,000 upon the Company's execution of a lease for facilities in Amarillo. The funds advanced under this LIA are to be used solely for the operations in Amarillo. If the Company does not meet certain minimum employment requirements, as defined, it would be required to repay all amounts advanced. The Company has recorded the advance in the accompanying consolidated balance sheet in accounts payable and accrued expenses. In connection with the LIA, the Company granted warrants to purchase shares of the Company's restricted Common Stock (see Note 7)

7. STOCKHOLDERS' EQUITY

Preferred Stock
---------------

In May 2003, the Company authorized 80,000 shares of cumulative, convertible Series A Preferred Stock ("Series A") with a par value of $0.01 per share. The Series A are convertible into 1,000 shares of common stock, not entitled to receive dividends, do not have voting rights, and have liquidation preferences, as defined. The Company has no other authorized preferred stock.

During the year ended June 30, 2003, the Company issued 71,529 shares of Series A as collateral for potential proceeds approximating $6,300,000 ("Secured Notes"), less applicable commissions. The Secured Notes will accrue interest at 5.5%, will require interest only payments through maturity and will mature two years from receipt. As of October 8, 2003, the Company has not received any proceeds or paid any related commissions.

Private Placement Memorandum
----------------------------

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

During the period ended June 30, 2002, the note holders exercised the conversion feature of Warrant A into 3,724,292 shares of restricted common stock (including approximately $16,000 in accrued interest). In addition, during the period ended June 30, 2002, the Company issued 9,901,316 shares of restricted common stock related to the exercise of various A, B1 and B2 warrants for cash totaling approximately $1,060,000, of which $12,500 was not collected and was expensed during the year ended June 30, 2003.

The warrants issued in connection with the PPM have been recorded in accordance with Accounting Principles Board Opinion No. 14 ("APB 14"), "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Accordingly, such warrants resulted in interest expense of $287,500 in the accompanying consolidated statement of operations for the period ended June 30, 2002. APB 14 limits such interest expense to the face amount of the related debt of $287,500.

Common Stock
------------

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

In May 2002, in connection with the reverse merger (see Note 2), the Company issued 4,800,000 shares of the Company's restricted common stock at $0.06 per share (estimated to be the fair market value of the services rendered) to a broker. The related $300,000 has been expensed in the accompanying statement of operations for the period ended June 30, 2002.

In April 2002, the Company issued 612,800 shares of restricted common stock to an unrelated party in connection with the assumption of a note receivable from a related party. The common stock was valued at $50,000 (estimated by the Company to be $0.08 per share), which is the amount of the assumed receivable. The related receivable has been offset within related party payables.

As disclosed in Note 6, the Company issued 3,840,000 shares of restricted common stock to consultants.

As described above, during the period from December 2001 through April 2002, in connection with the PPM (see above), the Company issued 3,724,292 shares of common stock at an exercise price of $0.08 in connection with the conversion of notes payable, including accrued interest of $16,375.

During the period from December 2001 through May 2002, in connection with the PPM (see above), the Company issued 3,724,292 shares of common stock in connection with the exercise of warrants (Warrants A) for $302,468, of which $12,500 was not collected and was written-off during the year ended June 30, 2003.

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

During the year ended June 30, 2003, the Company issued 6,593 shares of restricted common stock valued at $6,000 (estimated based on the market price of $0.91 per share on the date of grant) to consultants for services rendered.

During the year ended June 30, 2003, the Company issued 32,862 shares of restricted common stock valued at $33,519 (estimated based on the market price of $1.02 per share on the date of grant) to consultants for services rendered.

During the year ended June 30, 2003, the Company issued 17,000 shares of restricted common stock valued at $17,680 (estimated based on the market price of $1.04 per share on the date of grant) to consultants for services rendered.

During the year ended June 30, 2003, the Company issued 207,142 shares of restricted common stock valued at $217,499 (estimated based on the market price of $1.05 per share on the date of grant) to consultants for services rendered.

During the year ended June 30, 2003, the Company issued 120,000 shares of restricted common stock valued at $140,400 (estimated based on the market price of $1.17 per share on the date of grant) to consultants for services rendered.

During the year ended June 30, 2003, the Company issued 6,667 shares of restricted common stock valued at $7,867 (estimated based on the market price of $1.18 per share on the date of grant) to consultants for services rendered.

During the year ended June 30, 2003, the Company issued 30,000 shares of restricted common stock valued at $36,000 (estimated based on the market price of $1.20 per share on the date of grant) to consultants for services rendered.

During the year ended June 30, 2003, the Company issued 8,500 shares of restricted common stock valued at $10,625 (estimated based on the market price of $1.25 per share on the date of grant) to consultants for services rendered.

During the year ended June 30, 2003, the Company issued 20,000 shares of restricted common stock valued at $28,000 (estimated based on the market price of $1.40 per share on the date of grant) to consultants for services rendered.

During the year ended June 30, 2003, the Company issued 208,540 shares of restricted common stock in connection with the cashless exercise of warrants.

During the year ended June 30, 2003, the Company issued 911,954 shares of restricted common stock in connection with the exercise of warrants at $0.06 for $57,113.

During the year ended June 30, 2003, the Company issued 245,120 shares of restricted common stock in connection with the exercise of warrants at $0.08 for $20,000.

During the year ended June 30, 2003, the Company issued 2,828,272 shares of restricted common stock in connection with the exercise of warrants at $0.12 for $345,941.

During the year ended June 30, 2003, the Company issued 200,000 shares of restricted common stock in connection with the exercise of warrants at $0.25 for $50,000.

During the year ended June 30, 2003, the Company issued 535,445 shares of restricted common stock at approximately $0.06 per share for cash totaling $33,464.

During the year ended June 30, 2003, the Company issued 3,642,480 shares of restricted common stock at approximately $0.12 per share for cash totaling $447,699.

During the year ended June 30, 2003, the Company issued 840,000 shares of restricted common stock at approximately $0.25 per share for cash totaling $210,000.

During the year ended June 30, 2003, the Company issued 52,280 shares of restricted common stock at approximately $0.30 per share for cash totaling $15,834.

During the year ended June 30, 2003, the Company issued 62,500 shares of restricted common stock at approximately $0.40 per share for cash totaling $25,000.

During the year ended June 30, 2003, the Company issued 95,200 shares of restricted common stock at approximately $0.47 per share for cash totaling $45,035.

During the year ended June 30, 2003, the Company issued 50,000 shares of restricted common stock at approximately $0.50 per share for cash totaling $25,000.

During the year ended June 30, 2003, the Company issued 28,000 shares of restricted common stock at approximately $0.95 per share for cash totaling $26,600.

During the year ended June 30, 2003, the Company paid commissions related to equity fund raising of $281,944. As such costs were in connection with equity fund raising, no related expense has been recorded in the accompanying consolidated statements of operations.

Warrants
--------

From time to time, the Company issues warrants pursuant to various consulting agreements, including the 2,000,000 warrants discussed in Note 6.

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

During the period from February 2002 through June 2002, the Company granted warrants to purchase an aggregate of 533,324 shares of the Company's restricted common stock at exercise prices ranging from less than $0.001 to $0.06 per share, valued at $147,775 (based on the Black-Scholes pricing model) to various consultants, which has been included in the accompanying statement of operations for the period ended June 30, 2002.

In May 2002, the Company granted warrants to purchase 1,200,000 shares of the Company's restricted common stock at an exercise price of $0.25 per share, valued at $102,000 (based on the Black-Scholes pricing model) to various consultants, which has been included in the accompanying statement of operations for the year ended June 30, 2002.

During year ended June 30, 2003, the Company granted warrants to purchase 2,920,000 shares of the Company's restricted common stock at exercise prices ranging from $0.25 to $1.05 per share, valued at $1,846,000 (based on the Black-Scholes pricing model) to various consultants for services rendered, which has been included in the accompanying consolidated statements of operations for the year ended June 30, 2003. The warrants vested upon grant and expire through June 2008.

During the year ended June 30, 2003, the Company granted warrants to purchase 700,000 shares of the Company's restricted common stock at an exercise price of $0.75 per share, valued at $536,000 (based on the Black-Scholes pricing model) to various consultants for services. Of such 700,000 warrants, 350,000 warrants vest immediately and 350,000 vest upon the closing of specified transactions, as defined, and expire in June 2008. Based on the vesting of the warrants, $268,000 has been expensed in the accompanying consolidated statement of operations.

During year ended June 30, 2003, the Company granted warrants to purchase 40,000 shares of the Company's restricted common stock at an exercise price of $1.40 per share, valued at $20,000 (the pro-rata value based on the Black-Scholes pricing model and the related debt instrument) in connection with the issuance of a note payable to a related party (see Note 5). The warrants vested upon grant and expire in November 2012. Such amount was amortized to interest expense in the accompanying consolidated statements of operations.

During the year ended June 30, 2003, the Company granted warrants to purchase an aggregate of 11,180,813 shares of the Company's restricted Common Stock at exercise prices ranging from $0.06 to $0.35 per share in connection with equity fund raising activities. These warrants vested upon grant and are exercisable through June 2008. Such warrants were issued in connection with equity fund raising activities, and accordingly, there was no related expense recorded in the accompanying consolidated financial statements.

In connection with the LIA (see Note 6), the Company granted warrants to purchase 250,000 shares of the Company's restricted Common Stock at an exercise price of $1.04 per share, valued at approximately $174,000 (based on the Black-Scholes pricing model). The warrants vested upon grant and expire in November 2012.

During the year ended June 30, 2003, the Company granted warrants to purchase 250,000 shares of the Company's restricted common stock at an exercise price of $0.91 per share valued at $206,000 (based on the Black-Scholes pricing model) to a consultant for services rendered, which has been expensed in the accompanying consolidated statement of operations for the year ended June 30, 2003. In connection with the issuance, the warrant holder may cause the Company to re-purchase any warrants not previously exercised by the warrant holder on or after June 2006 for $0.46 per share. Accordingly, a related liability of $113,750 has been recorded in the accompanying consolidated balance sheet, representing the Company's re-purchase liability.

A summary of changes in warrants during each period is presented below:

                                                                          Weighted Average
                                                        Warrants           Exercise Price
                                                       ----------------   ----------------
Balance, August 9, 2001 (Inception)                             --             $  --
Warrants granted                                        34,512,804              0.08
Warrants exercised                                      (9,901,316)            (0.11)
Warrants cancelled                                              --                --
                                                       -----------             -----
Balance, June 30, 2002                                  24,611,488              0.07
Warrants granted                                        15,340,813              0.29
Warrants exercised                                      (4,393,886)            (0.11)
Warrants cancelled                                      (3,972,000)            (0.25)
                                                       -----------             -----
Balance, June 30, 2003                                  31,586,415             $0.15
                                                       ===========             =====
Warrants exercisable at June 30, 2003                   31,236,415             $0.15
                                                       ===========             =====

Per share values at grant date of warrants issued     Weighted Average    Weighted Average
during fiscal 2003:                                     Fair Value          Exercise Price
                                                       ----------------   ----------------
   Less than fair market value                            $   0.93             $0.27
                                                          ========             =====
   Equal to fair market value                             $   0.79             $1.07
                                                          ========             =====
   Greater than fair market value                              N/A               N/A
                                                          ========             =====

The following table summarizes information related to warrants outstanding at June 30, 2003:

                                      Warrants Outstanding                            Warrants Exercisable
                        -------------------------------------------------        ----------------------------------
                                           Weighted
                                            Average           Weighted                               Weighted
                                           Remaining          Average                                 Average
                                          Contractual         Exercise                               Exercise
  Exercise Price           Number            Life              Price                 Number            Price
-------------------     -------------------------------------------------------------------------------------------
  $0.01 - $0.08            22,878,698             5.66           $  0.06             22,878,698         $  0.06
  $0.12 - $0.25             3,845,217             4.00              0.18              3,845,217            0.18
  $0.26 - $0.50             2,352,500             4.34              0.28              2,352,500            0.28
  $0.75 - $0.80             2,045,000             3.72              0.76              1,695,000            0.77
  $1.00 - $1.40               465,000             7.15              1.07                465,000            1.07
                        --------------                      -------------        ---------------    ------------
                           31,586,415                            $  0.15             31,236,415         $  0.15
-------------------     -------------------------------------------------------------------------------------------

The following outlines the significant assumptions used to calculate the fair market value information presented utilizing the Black-Scholes pricing model:

                                      Year Ended           Period Ended
                                    June 30, 2003          June 30, 2002
                                   -----------------     ------------------
Discount rate                           3.50%                 3.50%
Volatility                           105% - 170%           0% - 51.44%
Expected life                             3                     1
Expected dividend yield                   -                     -
                                   -----------------     ------------------

Stock Options
-------------

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

In May 2002, the Company granted options to purchase 300,000 shares of restricted common stock, at an exercise price of $0.31 per share, to a consultant, valued at $63,750 (using the Black-Scholes pricing model). The options vest through May 2005 and are exercisable through May 2012. The Company has expensed $63,750 in the accompanying consolidated statement of operations.

During the year ended June 30, 2003, the Company granted options to purchase 260,000 shares of the Company's restricted Common Stock at an exercise price of $1.50 per share, valued at $236,600 (based on the Black-Scholes pricing model) to consultants for services rendered. These options vest in February 2004 and are exercisable through February 2006. There is no expense included in the accompanying consolidated statement of operations based on the vesting provisions of these options.

During the year ended June 30, 2003, the Company granted options to purchase an aggregate of 1,810,000 shares of the Company's restricted Common Stock at an exercise price of $0.91 per share, valued at $1,092,335 (based on the Black-Scholes pricing model) to consultants for services rendered. These options vest through June 2005 and are exercisable through June 30, 2013. The Company expensed $273,084 in the accompanying consolidated statements of operations related to the vesting of the options.

During the year ended June 30, 2003, the Company granted options to purchase an aggregate of 3,600,000 shares of the Company's restricted Common Stock to various employees at an exercise price of $0.91 per share (the estimated fair market value on the date of grant). These options vest through June 2005 and are exercisable through June 2013. Since such options were granted at the fair market value of the Company's common stock, there was no compensation expense recorded in accordance with APB 25.

A summary of changes in stock options during each year is presented below:

                                                                              Weighted Average
                                                           Stock Options       Exercise Price
                                                         -----------------   -----------------
Balance, August 9, 2001 (Inception)                                     --   $              --
Options granted                                                  6,780,000                0.31
Options exercised                                                       --                  --
Options cancelled                                                       --                  --
                                                         -----------------   -----------------
Balance, June 30, 2002                                           6,780,000                0.31
Options granted                                                  5,670,000                0.94
Options exercised                                                       --                  --
Options cancelled                                                       --                  --
                                                         -----------------   -----------------
                                                                12,450,000   $            0.60
                                                         =================   =================
Options exercisable at June 30, 2003                             3,992,500   $            0.51
                                                         =================   =================

Per share values at grant date of options issued          Weighted Average    Weighted Average
during fiscal 2003:                                          Fair Value        Exercise Price
                                                         -----------------   -----------------
   Less than fair market value                                         N/A                 N/A
                                                         =================   =================
   Equal to fair market value                            $            0.71   $            0.91
                                                         =================   =================
   Greater than fair market value                        $            0.91   $            1.50
                                                         =================   =================

The following table summarizes information related to options at June 30, 2003:

                                      Options Outstanding                             Options Exercisable
                        -------------------------------------------------        ----------------------------------
                                           Weighted
                                            Average           Weighted                               Weighted
                                           Remaining          Average                                 Average
                                          Contractual         Exercise                               Exercise
  Exercise Price           Number            Life              Price                 Number            Price
-------------------     -------------------------------------------------------------------------------------------
       $0.31                6,780,000             8.92           $  0.31              2,640,000         $  0.31
       $0.91                5,410,000             9.98              0.91              1,352,500            0.91
       $1.50                  260,000             2.61              1.50                      -               -
                        -------------------------------------------------------------------------------------------
Total                      12,450,000                            $  0.60              3,992,500         $  0.51
-------------------     -------------------------------------------------------------------------------------------

The following outlines the significant assumptions used to calculate the fair market value information presented utilizing the Black-Scholes pricing model:

                                          Year Ended           Period Ended
                                        June 30, 2003          June 30, 2002
                                       -----------------     -----------------
Discount rate                               3.50%                 3.50%
Volatility                                   170%               0% - 51.4%
Expected life                                 3                     3
Expected dividend yield                       -                     -
                                       -----------------     -----------------

8. INCOME TAX PROVISION

Income tax expense for the year ended June 30, 2003 and the period from August 9, 2001 (Inception) through June 30, 2002 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to the loss before income taxes as a result of the following:

                                                       2003           2002
                                                   -----------    -----------
Computed "expected" tax benefit                    $(1,871,000)   $  (801,000)
Adjustment in income taxes resulting from:

    Valuation allowance                              1,059,000        509,000
    Options and warrants issued for services         1,088,000        410,400
    Other                                                 (200)         2,400
    State and local income taxes, net of federal      (275,000)      (120,000)

                                                   $       800    $       800

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2003 are presented below:

Deferred tax assets:
    Net operating loss carryforwards        $   1,568,000
    Less valuation allowance                   (1,568,000)
    Net deferred tax assets                 $          --

As of June 30, 2003, the Company had net operating loss carryforwards of approximately $4,021,000 and $2,010,000 available to offset future taxable Federal and State income, respectively. The Federal and State carry forwards expire in varying amounts through 2024.

Due to the change in ownership provisions of the Internal Revenue Code Section 382, net operating loss carryforwards for Federal and State income tax reporting purposes are subject to annual limitations. Should an additional change in ownership occur, net operating loss carryforwards may be limited as to their use in future years.

9. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

In June 2003, the Company recorded an adjustment relating to capitalized software development costs to capitalize certain software development costs expensed in previous fiscal 2003 quarters relating to WTI. The allocation of such costs incurred from a related party (see Note 5) was adjusted in the fourth quarter. Such adjustment amounted to $870,518 and was originally expensed in the first, second and third quarters in the amounts of $162,315, $157,725 and $115,775, respectively.

10. SUBSEQUENT EVENTS

Common Stock (unaudited)

In August 2003, the Company issued 7,000,000 shares of restricted common stock as collateral for potential proceeds approximating $1,650,000 ("Secured Note"), less applicable commissions. The Secured Note will accrue interest at 4.5%, will require quarterly interest only payments through maturity and matures two years from receipt of proceeds. As of the date of this filing, the Company has not received any proceeds or paid any related commissions.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: October 14, 2003                          AccuPoll Holding Corp.

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