Form 10KSB/A
period 2003-06-30
ACCUPOLL HOLDING CORP
filed 2003-11-04
CIK 764794

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

                             ACCUPOLL HOLDING CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For The Year Ended June 30, 2003 and For The
                 Period From August 9, 2001 (Inception) Through
              June 30, 2002 And For The Period From August 9, 2001
                        (Inception) Through June 30, 2003

--------------------------------------------------------------------------------

                                                                                    Inception
                                                                                     Through
Cash flows from operating activities:                    2003           2002      June 30, 2003
                                                     -----------    -----------   -------------
  Net loss                                           $(5,503,567)   $(2,406,580)  $ (7,910,147)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Estimated fair market value of warrants
        granted in connection with notes payable          20,000        287,500        307,500
      Estimated fair market value of options and
        warrants granted for services                  2,767,084        813,525      3,580,609
      Estimated fair market value of common
        stock issued for services                        497,590        327,344        824,934
      Accrued interest related to the conversion
        of notes payable                                      --         16,375         16,375
      Write off of subscription receivable                12,500             --         12,500
      Write off of prepaid consulting                    286,000             --        286,000
      Changes in operating assets and liabilities:            --
        Prepaid expenses                                  (2,500)            --         (2,500)
        Accounts payable and accrued expenses            755,211        176,292        931,503
        Related party payables                            10,000        151,020        161,020
                                                     -----------    -----------   -------------

  Net cash used in operating activities               (1,157,682)      (634,524)    (1,792,206)
                                                     -----------    -----------   -------------

Cash flows from investing activities:
      Increase in deferred acquisition costs            (144,206)            --       (144,206)
      Proceeds from related party note receivable        300,000       (300,000)            --
      Increase in capitalized software
        development costs                               (530,013)      (111,966)      (641,979)
                                                     -----------    -----------   -------------

      Net cash used in investing activities             (374,219)      (411,966)      (641,979)
                                                     -----------    -----------   -------------

Cash flows from financing activities:
      Proceeds from the issuance of notes payable
        to related parties                               175,000             --        175,000
      Proceeds from issuance of convertible debt          50,000        287,500        337,500
      Proceeds from the issuance of common stock         828,632             --        828,632
      Proceeds from issuance of common stock upon
        exercise of warrants                             473,054      1,046,149      1,519,203
      Commissions paid for fund raising activities      (281,944)            --       (281,944)
                                                     -----------    -----------   -------------

      Net cash provided by financing activities        1,244,742      1,333,649      2,403,391
                                                     -----------    -----------   -------------

Net decrease in cash                                    (287,159)       287,159             --

Cash at beginning of period                              287,159             --             --
                                                     -----------    -----------   -------------

Cash at end of period                                $        --    $   287,159   $         --
                                                     ===========    ===========   =============

Supplemental disclosure of cash flow information -
  Cash paid during the period for:
        Interest                                     $        --    $        --    $        --
                                                     ===========    ===========    ===========
        Income taxes                                 $       800    $       800    $     1,600
                                                     ===========    ===========    ===========


Supplemental disclosure of non-cash financing and operating activities
See accompanying notes to the consolidated financial statements for additional information relating to non-cash investing and financing activities concerning prepaid consulting fees, issuance of common stock related to convertible debt and warrants, issuance of preferred stock, increase in capitalized software development costs, beneficial conversion features and related party payables.


              See notes to these consolidated financial statements

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

Date: November 4, 2003                          AccuPoll Holding Corp.

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