Form 10QSB
period 2003-09-30
ACCUPOLL HOLDING CORP
filed 2003-11-19
CIK 764794

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q

          [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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


                 25101 Red Hill Ave # 220, Tustin, Ca 92780
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (949) 200-4000
                                 --------------
                          (Issuer's telephone number)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing
requirements for the past 90 days. YES X  NO   .
                                      ---   ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). YES X  NO   .
                                               ---   ---

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

   (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                       121,274,215 shares of common stock
                             as of November 19, 2003

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             ACCUPOLL HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                     ASSETS
                                                                                       SEPTEMBER 30, 2003
                                                                                          (UNAUDITED)              JUNE 30, 2003
                                                                                          -----------              --------------
CURRENT ASSETS
Cash                                                                                       $   70,970                 $       --
  Deferred acquisition costs                                                                  225,206                    144,206
  Prepaid expenses                                                                             40,265                      2,500
                                                                                           ----------                 ----------

TOTAL CURRENT ASSETS                                                                          336,441                    146,706
                                                                                                                      ----------
  Capitalized software development costs                                                    1,764,229                  1,403,899
                                                                                           ----------                 ----------

  TOTAL ASSETS                                                                              2,100,670                 $1,550,605
                                                                                           ==========                 ==========

                                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                                    $1,157,474                 $  931,503
  Related party payables                                                                      934,430                    872,940
  Subordinated Debt                                                                           208,333                         --
  Convertible debt, net of discount                                                           110,033                         --
  Notes payable to related parties                                                            225,000                    175,000
                                                                                           ----------                 ----------
TOTAL CURRENT LIABILITIES                                                                   2,635,270                  1,979,443
                                                                                           ----------                 ----------
  Put liability related to warrant issuance                                                   163,760                    113,750
                                                                                           ----------                 ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Convertible Series A preferred stock, $0.01 par value,
  80,000 shares authorized, 71,529 shares issued and
  outstanding (liquidation  preference of zero)                                                   715                        715
Common stock, par value of $0.001, 600,000,000 shares
  authorized; 121,274,215 and 112,945,963 shares issued and
  outstanding, respectively                                                                    121,274                    112,946
Additional paid in capital                                                                  8,410,821                  7,253,898
Deficit accumulated during the development stage                                           (9,231,170)                (7,910,147)
                                                                                           ----------                 ----------

TOTAL STOCKHOLDERS' DEFICIT                                                                  (698,360)                  (542,588)
                                                                                           ----------                 ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                $2,100,670                 $1,550,605
                                                                                           ==========                 ==========

                             ACCUPOLL HOLDING CORP.

                          (A Development Stage Company)

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         For The Three Month Periods Ended September 30, 2003 and 2002
  and For The Period From August 9, 2001 (Inception) Through September 30, 2003
-------------------------------------------------------------------------------

                                                                                                                Inception Through
                                                           September 30, 2003       September 30, 2002         September 30, 2003
                                                              (unaudited)               (unaudited)                 (unaudited)
                                                           ------------------------------------------------------------------------
REVENUES                                                      $        --                 $       --               $        --

EXPENSES
  General and administrative                                      915,290                    333,929                  4,747,501
  Professional fees                                                87,327                     83,530                  3,655,424
  Interest                                                        318,406                    179,400                    652,181
  Research and development                                             --                         --                    176,064
                                                              -----------                -----------                -----------
                                                                1,321,023                    596,859                  9,231,170
                                                              -----------                -----------                -----------
NET LOSS                                                      $(1,321,023)               $  (596,859)               $(9,231,170)
                                                              ===========                ===========                ===========

BASIC AND DILUTED NET LOSS

    PER SHARE                                                 $     (0.01)               $     (0.01)               $     (0.10)
                                                              ===========                ===========                ===========

WEIGHTED AVERAGE NUMBER OF COMMON

SHARES OUTSTANDING                                            116,465,528                103,540,532                 92,863,652
                                                              ===========                ===========                ===========

                             ACCUPOLL HOLDING CORP.

                          (A Development Stage Company)

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Month Periods Ended September 30, 2003 and 2002
  And For The Period From August 9, 2001 (Inception) Through September 30, 2003
--------------------------------------------------------------------------------

                                                                                                                 Inception Through
                                                                                                                    September 30,
                                                                                     2003             2002             2003
                                                                                 (unaudited)       (unaudited)      (unaudited)
                                                                                 -----------------------------------------------
Cash flows from operating activities:
  Net loss                                                                       $(1,321,023)      $  (596,859)      $(9,231,170)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
     Amortization of estimated fair market value of warrants
     granted and beneficial conversion feature in connection with
     the issuance of a convertible note payable                                      110,033                --           417,533
     Amortization of beneficial conversion feature in
     connectionn with the issuance of a
      subordinated convertible note payable                                          208,333                --           208,333
     Estimated fair market value of options and warrants granted for services        168,000                --         3,748,609
     Vesting of previously issued stock options                                      136,545           136,545
     Estimated fair market value of common stock issued for services                  32,930           179,400           857,864
     Accrued interest related to the conversion of notes payable                          --                --            16,375
     Write off of subscription receivable                                                 --                --            12,500
     Write off of prepaid consulting                                                      --                --           286,000
     Changes in operating assets and liabilities:
        Prepaid expenses                                                             (37,765)           (2,500)          (40,265)
        Accounts payable and accrued expenses                                        225,971            48,477         1,157,474
        Related party payables                                                        61,490           141,780           222,510
                                                                                 -----------       -----------       -----------

  Net cash used in operating activities                                             (415,486)         (229,702)       (2,207,692)
                                                                                 -----------       -----------       -----------

Cash flows from investing activities:
  Increase in deferred acquisition costs                                             (81,000)             --            (225,206)
  Increase in capitalized software development costs                                (360,330)         (265,905)       (1,002,309)
  Proceeds from related party note receivable                                             --           300,000                --
                                                                                 -----------       -----------       -----------

  Net cash (used in) provided by investing activities
                                                                                    (441,330)           34,095        (1,227,515)
                                                                                 -----------       -----------       -----------

Cash flows from financing activities:
  Proceeds from the issuance of notes payable to related parties                      50,000                --           225,000
  Proceeds from issuance of subordinated convertible debt                            500,000                --           500,000
  Proceeds from issuance of convertible debt                                         200,000                --           537,500
  Proceeds from the issuance of common stock                                          25,000            25,000           853,632
  Proceeds from issuance of common stock upon exercise of warrants                   152,786            56,640         1,671,989
  Commissions paid for fund raising activities                                          --             (51,000)         (281,944)
                                                                                 -----------       -----------       -----------

  Net cash provided by financing activities                                          927,786            30,640         3,506,177
                                                                                 -----------       -----------       -----------

Net increase in cash
                                                                                      70,970          (164,967)           70,970

Cash at beginning of period
                                                                                          --           287,159                --
                                                                                 -----------       -----------       -----------

Cash at end of period                                                            $    70,970       $   122,192       $    70,970
                                                                                 ===========       ===========       ===========

Supplemental disclosure of non-cash activities:

See accompanying notes to the condensed consolidated financial statements for additional information relating to non-cash investing and financing activities concerning the issuance of common stock related to convertible debt and warrants and beneficial conversion features.

NOTE 1: BASIS OF REPORTING

The accompanying condensed consolidated financial statements have been prepared in accordance with SEC regulations for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Form 10-KSB annual report of the Company, as amended, for the year ended June 30, 2003. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, AccuPoll, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

STOCK-BASED COMPENSATION

As of September 30, 2003, the Company has not adopted a stock-based employee compensation plan. The Company accounts for stock-based compensation to employees under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company did not incur any stock-based employee compensation cost for the three months ended September 30, 2003 and 2002 under APB Opinion No. 25. The following table illustrates the effect on net income and loss per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                             ------------------------------
                                                                 2003              2002
                                                             -------------     ------------
Net loss available to common stockholders, as reported       $ (1,321,023)     $  (596,859)
Pro forma compensation expense                                   (355,000)         (14,000)
                                                             -------------     ------------
Pro forma net loss available to common stockholders          $ (1,676,023)     $  (610,859)
                                                             =============     ============
Loss per share, as reported
   Basic                                                     $      (0.01)     $     (0.01)
   Diluted                                                   $      (0.01)     $     (0.01)

Loss per share, pro forma
   Basic                                                     $      (0.01)     $     (0.01)
   Diluted                                                   $      (0.01)     $     (0.01)

BENEFICIAL CONVERSION FEATURE

The convertible feature of a convertible note payable and subordinated convertible note payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and Emerging Issues Task Force Issue No. 00-27,"Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the relative fair values of the BCFs have been recorded in the condensed consolidated financial statements as a discount from the face amount of the respective debt instrument. The BCF related to the notes will be amortized over the life of the notes.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements discussed in the Notes to the June 30, 2003 consolidated financial statements filed previously with the Securities and Exchange Commission in Form 10-KSB, as amended, that were required to be adopted during the period ended September 30, 2003 did not have a significant impact on the Company's condensed consolidated financial statements.

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the entity's residual returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It is effective October 9, 2003 to variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. The only potential variable interest entity with which the Company is associated is Web Tools International, Inc. ("WTI"), as disclosed in the Notes to the June 30, 2003 consolidated financial statements filed previously with the Securities and Exchange Commission in Form 10-KSB, as amended.. The Company is evaluating whether WTI is a variable interest entity, whether the Company is the primary beneficiary and, if so, the impact of FIN 46 on the financial position and results of operations.

Management does not believe that recent accounting pronouncements, other than the possible effects of FIN 46, required to be adopted in future periods would have a material effect on the Company's future consolidated financial statements.

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

At September 30, 2003, management believes that no revisions to the remaining useful lives or write-down of capitalized software development costs are required. Since the product has not been released to customers, the amounts included in the accompanying condensed consolidated balance sheet have no related amortization.

The product is currently undergoing federal certification testing. Federal certification testing is expected to by completed December 2003. Once federal certification has been obtained, the product will be a saleable product in the United States. However, additional state level certifications may be required in order to sell the voting system in certain states.

NOTE 4: SUBORDINATED CONVERTIBLE NOTE PAYABLE

In July 2003, the Company borrowed $500,000 under a subordinated convertible note payable, (the "Subordinated Convertible Note"), which bears interest at 7% per annum. All borrowings, including interest, are due six months from the receipt of proceeds. The Subordinated Convertible Note may be converted into common stock of the Company at $0.30, at any time at the option of the noteholder, as defined.

A beneficial conversion feature approximating $500,000 was recorded during the period ended September 30, 2003 and is presented as a debt discount to the Subordinated Convertible Note. Such discount is being amortized to interest expense over the term of the Subordinated Convertible Note. The outstanding balance of the Subordinated Convertible Note at September 30, 2003 was $208,333, net of a $291,667 debt discount.

NOTE 5: CONVERTIBLE NOTE PAYABLE

In July 2003, the Company borrowed $200,000 under an existing convertible note payable, secured by substantially all of the assets of the Company, (the "Convertible Note"), which bears interest at 10% per annum. All borrowings are due on or before December 31, 2003 with monthly interest payments on the outstanding balance. The Convertible Note may be converted into common stock of the Company at the lesser of: (a) $0.06 per share or (b) 50% of the averaged three lowest closing prices of the Company's common stock for the 20 trading days immediately preceding the conversion date, at any time at the option of the note-holder, as defined.

In connection with the Convertible Note, the Company granted a warrant to purchase 6,400,000 shares of the Company's restricted common stock at an exercise price of $0.06 per share, which includes a non-dilution clause, as defined. The warrants vested upon grant and expire in July 2008.

The Company recorded the relative fair value of the warrant and the beneficial conversion feature, which total $200,000 as a debt discount. Such discount is being amortized to interest expense over the term of the Convertible Note. The outstanding balance, including prior borrowings, of the Convertible Note at September 30, 2003 was $110,033, net of an un-amortized debt discount of $139,967.

The Convertible Note contains a provision limiting the number of shares which may be issued upon conversion to an amount equal to 4.99% of the Company's shares of common stock then outstanding at the time of conversion.

NOTE 6: COMMITMENTS AND CONTINGENCIES

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

NOTE 7: STOCKHOLDERS' EQUITY

COMMON STOCK

In July 2003, the Company issued 10,000 shares of Common Stock valued at $9,000 (based on the market price on the date of grant) for services rendered, which is included in the accompanying condensed consolidated statement of operations.

In August 2003, the Company issued 10,000 shares of Common Stock valued at $11,800 (based on the market price on the date of grant) for services rendered, which is included in the accompanying condensed consolidated statement of operations.

In September 2003, the Company issued 10,000 shares of Common Stock valued at $12,100 (based on the market price on the date of grant) for services rendered, which is included in the accompanying condensed consolidated statement of operations.

In September 2003, the Company issued 50,000 shares of restricted Common Stock for cash totaling $25,000.

In August 2003, the Company issued 7,000,000 shares of common stock as collateral for potential proceeds approximating $1,652,000 ("Secured Note"), less applicable commissions. The Secured Note will accrue interest at 6.0%, will require interest only payments through maturity and will mature two years from receipt of proceeds. As of November 14, 2003, the Company has not received any proceeds or paid any related commissions.

In September 2003, the Company issued 1,248,252 shares of restricted common stock in connection with the exercise of warrants at approximately $0.12 for approximately $153,000.

STOCK OPTIONS AND WARRANTS

In July 2003, the Company granted options to purchase 600,000 shares of restricted common stock, at an exercise price of $1.54 per share, to an employee of the Company (the fair market value of the Company's common stock on the date of grant). The options vest through December 2006, and are exercisable through December 2012.

In August 2003, the Company granted warrants to purchase 857,493 shares of the Company's restricted Common Stock at an exercise price of $0.12 per share. These warrants vested upon grant and are exercisable through August 2008. Such warrants were issued in connection with equity fund raising activities, and accordingly, there was no related expense recorded in the accompanying condensed consolidated financial statements.

In September 2003, the Company granted warrants to purchase an aggregate of 2,362,476 shares of the Company's restricted Common Stock at exercise prices ranging from $0.12 to $0.35 per share. These warrants vested upon grant and are exercisable through December 2004. Such warrants were issued in connection with equity fund raising activities, and accordingly, there was no related expense recorded in the accompanying consolidated financial statements.

In July 2003, the Company granted warrants to purchase 300,000 shares of the Company's restricted common stock at an exercise price of $0.90 per share valued at $168,000 (based on the Black-Scholes pricing model) to a consultant for services rendered, which has been expensed in the accompanying consolidated statement of operations for the period ended September 30, 2003. In connection with the issuance, the warrant holder may cause the Company to re-purchase any warrants not previously exercised by the warrant holder on or after July 15, 2006 for approximately $0.17 per share. Accordingly, a related liability of $50,010 has been recorded in the accompanying condensed consolidated balance sheet, representing the Company's re-purchase liability.

NOTE 8: ACQUISITION

On April 9, 2003, the Company entered into an agreement with Z prompt, Inc. ("Z prompt"), a California corporation. According to the agreement, the Company purchased all of the outstanding capital stock of Z prompt from its stockholders in exchange for 8,000,000 restricted shares of the common stock of the Company.

Additionally, the Company is required to settle an outstanding promissory note of Z prompt in the principal amount of approximately $400,000 that was held by a former stockholder of Z prompt, in exchange for 533,000 shares of restricted common stock of the Company. During the three month period ended September 30, 2003, the Company advanced Z prompt $81,000 in connection with the acquisition, such advances have been recorded as deferred acquisition costs in the accompanying condensed consolidated balance sheet, due to the contingency noted below, which existed at September 30, 2003.

The agreement between AccuPoll and the Z prompt stockholders provided that the agreement may be rescinded at the discretion of the Z prompt shareholders if the electronic voting system of AccuPoll was not certified by Wyle Labs by September 30, 2003; such certification had not been obtained By September 30, 2003 and therefore the Z prompt acquisition has not been recorded in the accompanying September 30, 2003 condensed consolidated financial statements. As of September 30, 2003, the Company has issued approximately 8,533,000 shares of the Company's common stock in connection with the acquisition, which have not been recorded in the accompanying September 30, 2003 condensed consolidated financial statements due to such contingency.

On October 31, 2003, the Company obtained acceptance of it's in precinct voting system review from Wyle Labs and therefore, effective on such date, the Company will consolidate the accounts of Zprompt, Inc. during the quarter ending December 31, 2003.

Z prompt provides hardware maintenance and technology support services primarily to mid- range to Fortune 1000 companies and to state and local governments. Z prompt endeavors to provide same day service to its customers and emphasizes quality professional service through its experienced technicians.

NOTE 9: GOING CONCERN CONSIDERATIONS

The condensed consolidated financial statements are presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant operating losses and has used cash in its operations since inception. Most of this cash was consumed in the development of software and systems infrastructure, and in organization development and staffing. Additional funding went towards investment in and protection of intellectual property and towards investment advisory fees and commissions related to fund raising. At September 30, 2003, the Company had a deficit in working capital approximating $2,300,000. In addition, the Company experienced a loss from operations for the three months ended September 30, 2003, approximating $1,300,000, and a deficit accumulated during the development stage approximating $9,200,000 at that date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         AccuPoll Holding Corp. is currently a development stage company working to bring a new electronic voting system to the elections marketplace. The AccuPoll DRE polling place electronic voting system is currently undergoing federal certification testing. Federal certification testing is expected to by completed December 2003. Once federal certification has been obtained, the AccuPoll DRE polling place electronic voting system will be a saleable product in the United States. However, additional state level certifications may be required in order to sell the voting system in certain states. The expected first sale of the AccuPoll DRE polling place voting system is first quarter 2004.

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

        On April 9, 2003 AccuPoll entered into binding agreements to acquire all Assets, liabilities, and stock of Zprompt, Inc. a California Corporation. The stock purchase agreement Between AccuPoll and Zprompt allows the shareholders of Zprompt to withdraw from the Transaction if the AccuPoll voting product has not been certified by Wyle Labs on or before September 30, 2003. As of September 30, 2003, The AccuPoll voting product has not been certified by Wyle Labs. Subsequently, on October 31, 2003, the Company obtained acceptance of it's in-precinct voting system review from Wyle Labs. Prior to such date, the shareholders of Zprompt did not exercise their right to Withdraw from the merger transaction. For accounting purposes, the transaction, which has not been recorded in the accompanying financial statements, will be recorded as of October 31, 2003.

Selected Financial Data Comparisons

         General and Administrative expenses for the quarter ended September 30, 2003 were $915,290, an increase of 174% from General and Administrative Expenses for the quarter ended September 30, 2002, of $333,929. The primary contributor to the increase is due to non-cash expenses for stock based compensation, which is due to options and/or warrants which are in the money, that are granted to employees and consultants to the Company.

         Professional Fees for the quarter ended September 30, 2003 was $87,327. Professional Fees for the quarter ended September 30, 2002 were $83,530, An increase of 4.5%.

         Interest Expense for the quarter ended September 30, 2003 was $318,406, as compared to Interest Expenses for the quarter ended September 30, 2002 of $179,400, and increase of 77.5%. The primary reason for such an increase is related to the non-cash beneficial conversion charge relating to debt securities issued by the Company during the quarter ended September 30, 2003, that have conversion features that are at prices below market.

Liquidity and Capital Resources
-------------------------------

         Since inception through September 30, 2003, the Company has raised gross proceeds approximating $3,800,000 from the sale of restricted Common Stock and notes payable.

         The Company's cash was approximately $71,000 at September 30, 2003.

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

Going Concern
-------------

         The Company's independent certified public accountants have stated in form 10-KSB, as filed with the Securities and Exchange Commission, that the Company has been in the development stage since it began operations in August 2001, has not generated any revenues from operations and there is no assurance of any future revenues. These conditions, among others raise substantial doubt about the Company's ability to continue as a going concern.

Inflation
---------

         Management believes that inflation has not had a material effect on the Company's results of operations.

Need for Additional Financing
-----------------------------

The Company will require substantial additional financing to complete the capitalization of its business plan. The additional financing will be used primarily for payment of past due liabilities and for the establishment and implementation of marketing programs. The Company can give no assurance that it will successfully negotiate or obtain additional financing, or that it will obtain financing on terms favorable or acceptable to it. The Company's ability to obtain additional capital depends on market conditions, the global economy and other factors outside its control. If the Company does not obtain adequate financing or such financing is not available on acceptable terms, the Company's ability to satisfy its liabilities, finance its expansion, develop or enhance products and services or respond to competitive pressures would be significantly limited. The Company's failure to secure necessary financing could have a material adverse effect on its business, prospects, financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Changes in United States interest rates would affect the interest earned on the Company's cash and cash equivalents. Based on the Company's overall interest rate exposure at September 30, 2003, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. The Company's debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the 34
Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the CEO and CFO concluded that, as of September 30, 2003, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that there are no significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information, and such officers have identified no material weaknesses in internal controls.

There were no significant changes made in our internal control over financial reporting during the quarter ended September 30, 2003 that are reasonably likely to significantly affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            In September 2003, the Company was served with a lawsuit filed in the Supreme Court of New York, County of New York, by Stern & Co Communications LLC, d/b/a Stern & Co. Stern alleged that the Company had breached a contract with them by failing to tender payment in full for services rendered. Stern was seeking to recover damages in the amount of $35,000, and a warrant to purchase 36,000 shares of the Company's common stock. In November, 2003, the parties executed a stipulation of settlement pursuant to which the Company has agreed to issue to Stern a total of 15,000 shares of common stock and a warrant to purchase 15,000 share of common stock, to have an exercise price equal to the stock price upon the date of issuance.

            In October, 2003, the Company, and its wholly-owned subsidiary, Z Prompt, Inc., were served with a lawsuit by Paul Musco, the former President of Z Prompt, which was filed in Superior Court of California, County of Orange. Mr. Musco is alleging that the Company and/or Z Prompt have breached various agreements, including a breach of a promissory note and his employment agreement. He is seeking damages in the approximate aggregate amount of $500,000. The Company intends to vigorously defend these claims.

            In October, 2003, the Company, Z Prompt and certain individuals were served with a lawsuit filed by Nathalie Luu, a former employee of Z Prompt, which was filed Superior Court of California, County of Orange. Ms. Luu, who was an accounting clerk at Z Prompt, is seeking unspecified damages based on claims of intentional infliction of emotional distress and unlawful retaliation. The Company believes the claims are without merit and intends to defend them vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In July 2003, the Company issued 10,000 shares of Common Stock valued at $9,000 (based on the market price on the date of grant) for services rendered. The Company relied upon an exemption under section 4(2) of the Securities Act of 1933 as amended.

In August 2003, the Company issued 10,000 shares of Common Stock valued at $11,800 (based on the market price on the date of grant) for services rendered. The Company relied upon an exemption under section 4(2) of the Securities Act of 1933 as amended.

In September 2003, the Company issued 10,000 shares of Common Stock valued at $12,100 (based on the market price on the date of grant) for services rendered. The Company relied upon an exemption under section 4(2) of the Securities Act of 1933 as amended.

In September 2003, the Company issued 50,000 shares of restricted Common Stock for cash totaling $25,000. The Company relied upon an exemption under Regulation S and Section 4(2) of the Securities Act of 1933 as amended.

In August 2003, the Company issued 7,000,000 shares of common stock as collateral for potential proceeds approximating $1,652,000 ("Secured Note"), less applicable commissions. The Company relied upon an exemption under Regulation S and Section 4(2) of the Securities Act of 1933 as amended.

In September 2003, the Company issued 1,248,252 shares of restricted common stock in connection with the exercise of warrants at approximately $0.12 for approximately $153,000. The Company relied upon an exemption under Regulation S of the Securities Act of 1933 as amended.

STOCK OPTIONS AND WARRANTS

In July 2003, the Company granted options to purchase 600,000 shares of restricted common stock, at an exercise price of $1.54 per share, to an employee of the Company (the fair market value of the Company's common stock on the date of grant). The options vest through December 2006, and are exercisable through December 2012. The Company relied upon an exemption under section 4(2) of the Securities Act of 1933 as amended.

In August 2003, the Company granted warrants to purchase 857,493 shares of the Company's restricted Common Stock at an exercise price of $0.12 per share. These warrants vested upon grant and are exercisable through August 2008. The Company relied upon an exemption under Regulation S of the Securities Act of 1933 as amended.

In September 2003, the Company granted warrants to purchase an aggregate of 2,362,476 shares of the Company's restricted Common Stock at exercise prices ranging from $0.12 to $0.35 per share. These warrants vested upon grant and are exercisable through December 2004. The Company relied upon an exemption under Regulation S of the Securities Act of 1933 as amended.

In July 2003, the Company granted warrants to purchase 300,000 shares of the Company's restricted common stock at an exercise price of $0.90 per share valued at $168,000 (based on the Black-Scholes pricing model) to a consultant for services rendered. The Company relied upon an exemption under section 4(2) of the Securities Act of 1933 as amended.

In July 2003, the Company borrowed $500,000 under a subordinated convertible note payable, (the "Subordinated Convertible Note"), which bears interest at 7% per annum. All borrowings are due six months from the receipts of proceeds, with semi-annual interest payments on the outstanding balance. The Subordinated Convertible Note may be converted into common stock of the Company at $0.30, at any time at the option of the note-holder, as defined.

In July 2003, the Company borrowed $200,000 under an existing convertible note payable, secured by substantially all of the assets of the Company, (the "Convertible Note"), which bears interest at 10% per annum. All borrowings are due on or before December 31, 2003 with monthly interest payments on the outstanding balance. The Convertible Note may be converted into common stock of the Company at the lesser of: (a) $0.06 per share or (b) 50% of the averaged three lowest closing prices of the Company's common stock for the 20 trading days immediately preceding the conversion date, at any time at the option of the note-holder, as defined.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
         None

ITEM 5.  OTHER INFORMATION

As disclosed in the notes to the condensed consolidated financial statements included in this filing, on October 31, 2003 the Company consummated the acquisition of Z prompt, Inc. ("Z prompt") following certification of the Company's in-precinct electronic voting system by Wyle Labs. The Company is arranging to obtain an independent valuation of Z prompt's net assets as of the transaction's consummation date and the estimated fair value of the Company's restricted common stock issued in connection with the acquisition. When such valuation has been completed, the Company will revise its unaudited proforma combined financial statements related to this acquisition that were filed with the Securities and Exchange Commission (the "SEC") on June 25, 2003. The Company's revised proforma financial statements will then be filed with the SEC under cover of Form 8-K/A.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (1)   Reports on Form 8-K:

         (2)   Exhibits

               31.1     Certification of Dennis Vadura

               31.2     Certification of Craig A. Hewitt

               32.1     Certification of Dennis Vadura

               32.2     Certification of Craig A. Hewitt

                                Signatures

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 19, 2003

AccuPoll Holding Corp.

By: /s/ Dennis Vadura                         By: /s/ Craig A. Hewitt
-------------------------------               --------------------------------
Dennis Vadura                                 Craig A. Hewitt, Chief Financial
Chairman of the Board, President              Officer and principal financial
and Chief Executive Officer                   and accounting officer