Form 10-Q
period 2003-12-31
ACCUPOLL HOLDING CORP
filed 2004-02-23
CIK 764794

UNITED STATES

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2003

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

                 15101 Red Hill Ave # 220, Tustin, Ca 92780
                 ----------------------------------------------
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
   (INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES
               OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.
                       147,477,284 shares of common stock
                             as of December 31, 2003

                          PART I FINANCIAL INFORMATION

-------------------------------------------------------------------------------
                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------



                                     ASSETS

                                                   December 31,
                                                       2003          June 30,
                                                   (Unaudited)         2003
                                                   ------------    ------------
CURRENT ASSETS
   Cash                                           $      5,839     $        --
   Accounts receivable, net                             66,876              --
   Inventories                                          96,945         144,206
   Common stock subscribed                             750,000
   Prepaid expenses                                     47,807           2,500
                                                  -------------    ------------

TOTAL CURRENT ASSETS                                   967,467         146,706

   Property and equipment, net                          34,383             --
   Capitalized software development costs            2,220,379       1,403,899
   Goodwill                                          2,542,752             --
   Available for sale securities                     4,478,315             --
   Other assets                                          3,494             --
                                                  -------------    ------------

   TOTAL ASSETS                                   $ 10,246,790     $ 1,550,605
                                                  =============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses          $  1,526,773     $   931,503
   Related party payables                            1,389,450         872,940
   Deferred revenue                                    143,848              --
   Line of credit                                      280,000              --
   Convertible subordinated debt                       500,000              --
   Convertible debt, net of discount                 1,533,686              --
   Notes payable                                        15,006              --
   Notes payable to related parties                    211,493         175,000
                                                  -------------    ------------

TOTAL CURRENT LIABILITIES                            5,600,256       1,979,443
                                                  -------------    ------------

   Put liability related to warrant issuances          163,760         113,750
                                                  -------------    ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Convertible Series A preferred stock,
      $0.01 par value, 80,000 shares authorized,
      80,000 and 71,529 shares issued and
      outstanding, respectively (liquidation
      preference of zero)                                  800             715
   Common stock, par value of $0.001,
      600,000,000 shares authorized;
      147,477,284 and 112,945,963 shares
      issued and outstanding, respectively             147,477         112,946
   Additional paid in capital                       16,250,356       7,253,898
   Accumulated deficit                             (11,915,859)     (7,910,147)
                                                  -------------    ------------

TOTAL STOCKHOLDERS' EQUITY                           4,482,774        (542,588)
                                                  -------------    ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 10,246,790     $ 1,550,605
                                                  =============    ============



--------------------------------------------------------------------------------
Page F-1         See notes to these condensed consolidated financial statements

--------------------------------------------------------------------------------
                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          For The Three Month Periods Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------


                                                   December 31,     December 31,
                                                       2003            2003
                                                   (Unaudited)     (Unaudited)
                                                  -------------    ------------
NET SALES                                         $    361,232     $        --

COST OF SALES                                          142,503              --
                                                  -------------    ------------

GROSS PROFIT                                           218,729              --


OPERATING EXPENSES
   General and administrative                          809,606       1,506,914
   Professional fees                                    21,542          90,344
   Salaries and related                                262,761          66,355
                                                  -------------    ------------
                                                     1,093,909       1,663,613
                                                  -------------    ------------

OPERATING LOSS                                        (875,180)     (1,663,613)

INTEREST EXPENSE                                     1,809,509          20,000
                                                  -------------    ------------

NET LOSS                                          $ (2,684,689)    $(1,683,613)
                                                  =============    ============

BASIC AND DILUTED NET LOSS
   PER SHARE                                      $      (0.02)    $     (0.02)
                                                  =============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                              135,473,636     105,573,045
                                                  =============    ============




-------------------------------------------------------------------------------
Page F-2         See notes to these condensed consolidated financial statements

-------------------------------------------------------------------------------
                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           For The Six Month Periods Ended December 31, 2003 and 2002
-------------------------------------------------------------------------------


                                                   December 31,    December 31,
                                                       2003            2002
                                                   (Unaudited)      (Unaudited)
                                                  -------------    ------------
NET SALES                                         $    361,232     $        --

COST OF SALES                                          142,503              --
                                                  -------------    ------------

GROSS PROFIT                                           218,729              --


OPERATING EXPENSES
   General and administrative                        1,693,372       2,090,954
   Professional fees                                    53,066         173,874
   Salaries and related                                350,088         137,424
                                                  -------------    ------------
                                                     2,096,526       2,402,252
                                                  -------------    ------------

OPERATING LOSS                                      (1,877,797)     (2,402,252)

INTEREST EXPENSE, NET                                2,127,915          20,000
                                                  -------------    ------------

NET LOSS                                          $ (4,005,712)    $(2,422,252)
                                                  =============    ============

BASIC AND DILUTED NET LOSS
   PER SHARE                                      $      (0.03)    $     (0.02)
                                                  =============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                              126,105,261     104,556,788
                                                  =============    ============


-------------------------------------------------------------------------------
Page F-3         See notes to these condensed consolidated financial statements

-------------------------------------------------------------------------------

                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Six Month Periods Ended December 31, 2003 and 2002
-------------------------------------------------------------------------------


Cash flows from operating activities:                                            2003              2002
                                                                              (Unaudited)      (Unaudited)
                                                                            -------------    -------------
   Net loss                                                                 $ (4,005,712)    $ (2,422,252)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                                4,209               --
      Amortization of estimated fair market value of warrants
        granted and beneficial conversion feature in connection
        with the issuance of convertible notes payable                         1,533,686           20,000
      Amortization of beneficial conversion feature in connection
        with the issuance of subordinated convertible notes                      500,000               --
      Estimated fair market value of options and warrants
        granted for services                                                     168,000          965,000
      Vesting of previously issued stock options                                 136,545               --
      Estimated fair market value of common stock issued for services             34,980          229,025
      Changes in operating assets and liabilities:
        Accounts receivable                                                      122,286               --
        Inventories                                                               (1,609)              --
        Prepaid expenses and other assets                                        (37,765)          (2,500)
        Accounts payable and accrued expenses                                     38,809          104,491
        Related party payables                                                   516,510          362,550
                                                                            -------------    -------------

      Net cash used in operating activities                                     (990,061)        (743,686)
                                                                            -------------    -------------

Cash flows from investing activities:
   Purchases of property and equipment                                            (8,959)              --
   Increase in capitalized software development costs                           (816,480)        (270,260)
   Proceeds from repayment of note receivable                                         --          300,000
   Cash of acquired Company                                                        2,368               --
                                                                            -------------    -------------

      Net cash (used in) provided by investing activities                       (823,071)          29,740
                                                                            -------------    -------------

Cash flows from financing activities:
   Proceeds from the issuance of notes payable to related parties                 91,493               --
   Principal payments on notes payable to related parties                        (55,000)              --
   Proceeds from issuance of convertible subordinated debt                       500,000               --
   Proceeds from issuance of convertible notes payable                           390,000               --
   Proceeds from the issuance of notes payable                                     7,496           50,000
   Proceeds from the issuance of common stock, net of commissions                 25,000          139,815
   Net increase in line of credit                                                 75,000               --
   Proceeds from issuance of common stock upon exercise of
      warrants, net of commissions                                               784,982          345,048
                                                                            -------------    -------------

      Net cash provided by financing activities                                1,818,971          534,863
                                                                            -------------    -------------

Net increase (decrease) in cash                                                    5,839         (179,083)

Cash at beginning of period                                                           --          287,159
                                                                            -------------    -------------

Cash at end of period                                                       $      5,839     $    108,076
                                                                            =============    =============



Supplemental disclosure of non-cash financing and operating activities

See accompanying notes to the condensed consolidated financial statements for additional information relating to non-cash investing and financing activities.


-------------------------------------------------------------------------------
Page F-4         See notes to these condensed consolidated financial statements

                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE 1: BASIS OF REPORTING

The accompanying condensed consolidated financial statements have been prepared in accordance with SEC regulations for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Form 10-KSB annual report of the Company, as amended, for the year ended June 30, 2003. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year.

As a result of the acquisition discussed in Note 9, the Company ceased to be a development stage enterprise during the three months ended December 31, 2003.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AccuPoll, Inc. and Z Prompt, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS

AccuPoll Holding Corp. (the "Company"), a Nevada Corporation, does business through its wholly owned subsidiaries, AccuPoll, Inc. and Z Prompt, Inc.

AccuPoll, Inc. is engaged in the design and development of an intuitive touch-screen interface (the "Voting System") that provides a polling place electronic voting solution that is completely confidential, reliable, accurate, immediate, secure and auditable. While maintaining and preserving the current voter experience, the Company adds the ability to accurately capture in electronic form a voter's true intent, while simultaneously preserving the legally binding vote - the official paper ballot. The Voting System has the ability to simultaneously produce two different electronic audit trails (recorded on both the polling place administrative work station and the local voting station), in addition to generating a printed-paper ballot. The Company completed a reverse merger with a publicly traded company in May 2002 and trades on the Over-The-Counter Bulletin Board under the symbol "ACUP.OB."

Z Prompt, Inc. provides a number of standard service programs, as well as customized programs, to fit the special needs of its customers. Z Prompt, Inc. offers services such as on-site hardware service, installation and training, inventory management and preventive maintenance.

Due to the acquisition of an operating subsidiary, Z Prompt, Inc., in October 2003, as described below, the Company emerged from the development stage.


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE 1: BASIS OF REPORTING (continued)

STOCK-BASED COMPENSATION

As of December 31, 2003, the Company has not adopted a stock-based employee compensation plan. The Company accounts for stock-based compensation to employees under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company did not incur any stock-based employee compensation cost for the three months ended December 31, 2003 and 2002 under APB Opinion No. 25. The following table illustrates the effect on net income and loss per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                       Three Months Ended            Six Months Ended
                                          December 31,                  December 31,
                                  --------------------------    --------------------------
                                      2003           2002           2003           2002
                                  -----------    -----------    -----------    -----------
Net loss available to common      $(2,684,689)   $(1,683,613)   $(4,005,712)   $(2,422,252)
stockholders, as reported
Pro forma compensation expense       (355,000)      (150,000)      (700,000)      (295,000)
                                  -----------    -----------    -----------    -----------
Pro forma net loss available to
common stockholders               $(3,039,689)   $(1,833,613)   $(4,705,712)   $(2,717,252)
                                  ===========    ===========    ===========    ===========
Loss per share, as reported
   Basic and diluted              $     (0.02)   $     (0.02)   $     (0.03)   $     (0.02)
                                  ===========    ===========    ===========    ===========
Loss per share, pro forma
   Basic and diluted              $     (0.02)   $     (0.02)   $     (0.04)   $     (0.03)
                                  ===========    ===========    ===========    ===========

BENEFICIAL CONVERSION FEATURE

The convertible feature of convertible notes payable and subordinated convertible note payable provide for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and Emerging Issues Task Force Issue No. 00-27,"Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the relative fair values of the BCFs have been recorded in the condensed consolidated financial statements as a discount from the face amount of the respective debt instrument. The BCFs related to the attached warrants will be amortized over the life of the notes and the BCF related to the notes will be expensed in accordance with the terms of conversion.


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE 1: BASIS OF REPORTING (continued)

INVENTORIES

Inventories are stated at the lower of cost or market and consist entirely of finished goods. Cost is determined on a weighted average basis that approximates the first-in, first-out basis. Market is determined by comparison with recent purchases or net realizable value. Such net realizable value is based on management's forecast for sales of the Company's products or services in the ensuing years. The industry in which the Company operates is characterized by technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown in the accompanying condensed consolidated balance sheets.

REVENUE RECOGNITION

The Company records sales when goods are shipped to the customer or upon the completion of the service. Amounts received prior to the completion of the earning process, such as maintenance contracts paid in advance, are included in deferred revenues in the accompanying condensed consolidated financial statements.

The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), as amended, "REVENUE RECOGNITION," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosures related to revenue recognition policies in financial statements filed with the SEC. Management of the Company believes that its revenue recognition policy conforms to SAB 101.

MARKETABLE SECURITIES

The Company classifies its investments in marketable securities as "available-for-sale" in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The Company does not have any investments classified as "trading" or "held to maturity."

Available-for-sale securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. The fair value of investment securities was determined by and independent valuation (see Note 8).


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE 1: BASIS OF REPORTING (continued)

GOODWILL

Goodwill represents the excess purchase price over the fair value of net assets acquired. The Company has applied the provisions of Statement of Financial Accounting Standards No. 142, ("SFAS 142"), "Goodwill and Other Intangible Assets," in accounting for goodwill. SFAS 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit to which they are assigned. The Company recorded no impairments to its goodwill during the period ended December 31, 2003.

IMPAIRMENT OF LONG LIVED ASSETS

The Company periodically evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation of a subsidiary of which control is likely to be temporary.

SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations, including amortizable intangible assets when indicators of impairment are present. Indicators of impairment include an economic downturn or a change in the assessment of future operations. In the event a condition is identified that may indicate an impairment issue, an assessment is performed using a variety of methodologies, including analysis of undiscounted future cash flows, estimates of sales proceeds and independent appraisals. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the estimated fair market value of the assets. Assets to be disposed of are reported at the lower of the carrying value or estimated fair market value, less cost to sell. At December 31, 2003, the Company feels that no impairment charges are necessary.

RECLASSIFICATIONS

Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to current year presentation.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective (except for certain mandatorily redeemable noncontrolling interests in limited-life subsidiaries) for financial instruments entered into or modified after May 31, 2003. Otherwise, this pronouncement is effective for public companies at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial condition.


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51," as amended. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or "VIEs"), and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 ("FIN No. 46R") for public entities that are not small business issuers are as follows: (a) For interests in special-purpose entities: the first period ended after December 15, 2003; and (b) For all other types of VIEs: periods ending after March 15, 2004.

As disclosed in the notes to the Company's June 30, 2003 consolidated financial statements previously filed with the Securities and Exchange Commission ("SEC") in amended Form 10-KSB, the Company is associated with Web Tools International, Inc. ("WTI"). Because of common ownership between the Company and WTI and other factors discussed in FIN No. 46R, the Company has determined that (a) WTI is a VIE and (b) the Company is its primary beneficiary. Therefore, the accounts of WTI will be consolidated in the Company's March 31, 2004 condensed consolidated interim financial statements.

Approximately 98% of WTI's unaudited revenues for the six months ended December 31, 2003 was derived from the Company's purchase of services from WTI.

Condensed, unaudited balance sheet information of WTI as of December 31, 2003 is presented below.

       Current assets                            $ 1,400,000
                                                ===============
       Total assets                              $ 1,410,000
                                                ===============
       Current liabilities                       $   545,600
                                                ===============
       Total stockholders' equity                $   864,400
                                                ===============

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (UNAUDITED)

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

At December 31, 2003, management believes that no revisions to the remaining useful lives or write-down of capitalized software development costs are required. Since the product has not been released to customers, the amounts included in the accompanying condensed consolidated balance sheet have no related amortization.

The product is currently undergoing federal certification testing. Federal certification testing is expected to by completed in February 2004. Once federal certification has been obtained, the product will be a saleable product in the United States. However, additional state level certifications may be required in order to sell the voting system in certain states.

NOTE 4: LINE OF CREDIT

The Company has a revolving line of credit agreement (the "Line") with a financial institution that matures in August 2004, as amended. The Line bears interest at 5% per annum. The terms of the Line provide for borrowings of up to $280,000. At December 31, 2003, the Company's outstanding borrowings totaled $280,000.


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE 5: CONVERTIBLE SUBORDINATED CONVERTIBLE DEBT

In July 2003, the Company borrowed $500,000 under a subordinated convertible note payable, (the "Subordinated Convertible Note"), which bears interest at 7% per annum. All borrowings and accrued interest were due in January 2004. In February 2004, the Subordinated Convertible Note was converted into common stock of the Company at $0.30 per share, in accordance with the terms of the agreement.

A beneficial conversion feature of $500,000 was recorded during the period ended September 30, 2003 and is presented as a debt discount to the Subordinated Convertible Note. Such discount is being amortized to interest expense over the term of the Subordinated Convertible Note. The outstanding balance of the Subordinated Convertible Note at December 31, 2003 was $458,333, net of a $41,667 debt discount.

NOTE 6: CONVERTIBLE NOTES PAYABLE

$1,250,000 CONVERTIBLE DEBENTURE

In November 2003, the Company borrowed an additional $40,000 under the existing convertible debenture. All borrowings are due in June 2004, as amended (see below), with monthly interest payments on the outstanding balance. The Convertible Note A may be converted into common stock of the Company at the lesser of: (a) $0.06 per share or (b) 50% of the averaged three lowest closing prices of the Company's common stock for the 20 trading days immediately preceding the conversion date, at any time at the option of the noteholder, as defined.

In November 2003, the Company granted a warrant to purchase 6,000,000 shares of the Company's restricted common stock at an exercise price of $0.06 per share in connection with a deferral of the maturity date of an existing convertible instrument to June 2004 and an increase to the available borrowings to $1,250,000. The warrants vested upon grant and expire in October 2008.

The Company recorded the relative fair value of the warrant, which approximated $40,000, as a debt discount. Such discount will be amortized to interest expense over the term of the convertible debenture. The total outstanding balance of the convertible debenture, as amended at December 31, 2003, including prior borrowings, was $183,686, net of an unamortized debt discount of $106,314.


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE 6: CONVERTIBLE NOTES PAYABLE (continued)

$5,000,000 CONVERTIBLE DEBENTURES

In November  2003,  the Company  entered into a Security  Agreement  and Secured
Convertible Note. Pursuant to the agreements, the Company received a $5.0 million revolving credit facility, as amended, in the form of two seven-month Convertible Notes secured by a security interest in substantially all of the Company's assets. There are no restrictions on the borrowings on the Convertible Note.

The Convertible Note Holder has the right to convert all or any portion of the outstanding principal amount and/or accrued interest and fees due and payable into shares of the Company's restricted common stock at the lesser of: (a) $0.06 per share or (b) 50% of the averaged three lowest closing prices of the Company's common stock for he 20 trading days immediately preceding the conversion date, at any time at the option of the Convertible Note Holder, as defined.

During the three month period ended December 31, 2003, the Company borrowed $1,200,000 in connection with the purchase of common stock of Material Technologies, Inc. and $150,000 for working capital purposes. The Company recorded the beneficial conversion feature, which totaled $1,350,000, as interest expense in the accompanying condensed consolidated financial statements based on the conversion provisions of the debenture.

NOTE 7: COMMITMENTS AND CONTINGENCIES

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


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE 7: COMMITMENTS AND CONTINGENCIES (continued)

During the year ended June 30, 2003, the Company granted warrants to purchase 250,000 shares of the Company's restricted common stock at an exercise price of $0.91 per share valued at $206,000 (based on the Black-Scholes pricing model) to a consultant for services rendered, which has been expensed in the consolidated statement of operations for the year ended June 30, 2003. In connection with the issuance, the warrant holder may cause the Company to re-purchase any warrants not previously exercised by the warrant holder on or after June 2006 for $0.46 per share. Accordingly, a related liability of $113,750 has been recorded in the accompanying consolidated balance sheet, representing the Company's re-purchase liability.

In July 2003, the Company granted warrants to purchase 300,000 shares of the Company's restricted common stock at an exercise price of $0.90 per share valued at $168,000 (based on the Black-Scholes pricing model) to a consultant for services rendered, which has been expensed in the condensed consolidated statement of operations for the period ended September 30, 2003. In connection with the issuance, the warrant holder may cause the Company to re-purchase any warrants not previously exercised by the warrant holder on or after July 15, 2006 for approximately $0.17 per share. Accordingly, a related liability of $50,010 has been recorded in the accompanying condensed consolidated balance sheet, representing the Company's re-purchase liability.

In November 2003, the Company executed a non-binding letter of intent to purchase a Company that provides consulting, software, support and services to the election industry throughout the United States of America.

NOTE 8: STOCKHOLDERS' EQUITY

PREFERRED STOCK

In December 2003, the Company issued 8,471 shares of Series A preferred stock and $1,200,000 of convertible notes payable (see Note 5) for 3,325,000 shares of free trading common stock of Material Technologies, Inc., a publicly traded company on the Over-The-Counter Bulletin Board under the symbol "MTNA." The Company obtained an independent valuation of the common stock received, which approximated $4,478,000. The Company obtained the common stock of Material Technologies, Inc. in order to gain access to capital through the potential subsequent sales of such stock. However, the Company has not determined the marketability of such shares or the need to liquidate such shares in the near term and has included the value as available for sale securities in the accompanying condensed consolidated balance sheet as of December 31, 2003. As of the date of this filing, the Company has not sold any of the common shares.

                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE 8: STOCKHOLDERS' EQUITY (continued)

COMMON STOCK

In December 2003, the Company issued 6,250,000 shares of restricted common stock for $750,000, which was collected in January 2004 and is presented as common stock subscription receivable in the accompanying condensed consolidated financial statements.

During the three-month period ended December 31, 2003, the Company issued 5,000 shares of restricted common stock valued at $2,050 (estimated based on the market price per share on the date of grant) to a consultant for services rendered.

During the three-month period ended December 31, 2003, the Company issued 933,125 shares of restricted common stock in connection with the cashless exercise of warrants.

During the three-month period ended December 31, 2003, the Company issued 2,710,008 shares of restricted common stock in connection with the exercise of warrants for $732,213.

During the three-month period ended December 31, 2003, the Company issued 30,000 shares of restricted common stock in connection with proceeds received in a prior period.

In October 2003, the Company issued 7,741,936 shares of restricted common stock as collateral for potential cash borrowings approximating $1,600,000 ("Secured Note"), less applicable commissions. The Secured Note will accrue interest at 5.5%, will require quarterly interest only payments through maturity and matures two years from receipt of proceeds. As of the date of this filing, the Company has not received any proceeds or paid any related commissions.

STOCK OPTIONS AND WARRANTS

As discussed in Note 6, in November 2003, the Company granted warrants to purchase 6,000,000 shares of the Company's restricted common stock at an exercise price of $0.06 per share, valued at $39,800 (the pro-rata value based on the Black-Scholes pricing model and the related borrowings) in connection with the amendment of a convertible note payable. The Company recorded the value as a debt discount. Such discount will be amortized to interest expense over the term of the related debenture. The warrants vested upon grant and expire in October 2008.

During the three months ended December 31, 2003, the Company granted warrants to purchase an aggregate of 13,290,986 shares of the Company's restricted Common Stock at exercise prices ranging from $0.12 to $1.35 per share in connection with equity fund raising activities. These warrants vested upon grant and are exercisable through December 2008. Such warrants were issued in connection with equity fund raising activities, and accordingly, there was no related expense recorded in the accompanying consolidated financial statements.

                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE 9: ACQUISITION

On April 9, 2003, the Company entered into an agreement with Z Prompt, Inc. ("Z Prompt"), a California corporation. The Company purchased all of the outstanding capital stock of Z Prompt from its stockholders in exchange for 8,000,000 restricted shares of the common stock of the Company. The primary reasons for the acquisition were to acquire a nation-wide network of qualified computer hardware technicians, which could assist with the maintenance of the AccuPoll Ballot Buddy product, and specifically it's integrated printer.

Additionally, the Company is required to settle an outstanding promissory note of Z Prompt in the principal amount of approximately $400,000 that was held by a former stockholder of Z Prompt, in exchange for 533,000 shares of restricted common stock of the Company.

The shares issued for Z Prompt were valued at $1,813,262 ($0.2125 per share) based on an independent valuation. Among other factors, the valuation utilized information from recent issuances of the Company's common stock for fund raising activities.

The agreement between AccuPoll and the Z Prompt stockholders provided that the agreement may be rescinded at the discretion of the Z Prompt shareholders if the electronic voting system of AccuPoll was not certified by Wyle Labs by September 30, 2003; such certification was obtained on October 31, 2003. Accordingly, the Z Prompt acquisition has been recorded in the accompanying December 31, 2003 condensed consolidated financial statements as of October 31, 2003.

Z Prompt provides hardware maintenance and technology support services primarily to mid- range to Fortune 1000 companies and to state and local governments. Z Prompt endeavors to provide same day service to its customers and emphasizes quality professional service through its experienced technicians.

The purchase price was allocated to the business acquired based on the relative fair values of the assets acquired and liabilities assumed, as follows:

       Assets                                  $    183,329
       Goodwill                                   2,542,752
       Liabilities                                 (912,819)
                                               ------------
                                               $  1,813,262
                                               ============

The above allocation of the purchase price may be subject to adjustment during the allocation period, which generally ends no later than one year after consummation of the business combination.

                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE 9: ACQUISITION (continued)

The results of operations of Z Prompt are included in the accompanying condensed consolidated financial statements from November 1, 2003. The following proforma summary presents condensed consolidated results of operations as if Z Prompt had been acquired as of the beginning of the three and six month periods ended December 31, 2003:

                            THREE MONTHS ENDED          SIX MONTHS ENDED
                               DECEMBER 31,                DECEMBER 31,
                        -----------------------------------------------------
                           2003          2002          2003           2002
                        ----------    ----------    ----------    -----------
Net Sales               $  531,349    $  364,248    $1,165,881    $   712,135
                        ==========    ==========    ==========    ===========
Net Loss                $2,819,061    $1,960,148    $4,171,520    $ 2,828,001
                        ==========    ==========    ==========    ===========
Loss per common share   $    (0.02)   $    (0.02)   $    (0.03)   $     (0.03)
                        ==========    ==========    ==========    ===========

The above amounts are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma results of operations do not purport to be indicative of the results which would have been obtained had the business combination occurred as of July 1, 2003 or which may be obtained in the future.

NOTE 10: GOING CONCERN CONSIDERATIONS

The condensed consolidated financial statements are presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant operating losses and has used cash in its operations since inception. Most of this cash was consumed in the development of software and systems infrastructure, and in organization development and staffing. Additional funding went towards investment in and protection of intellectual property and towards investment advisory fees and commissions related to fundraising. At December 31, 2003, the Company had a deficit in working capital approximating $4,633,000. In addition, the Company experienced a loss from operations for the three months ended December 31, 2003, approximating $2,500,000, and an accumulated deficit approximating $11,691,000 at such date.


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE 11: SUBSEQUENT EVENTS

NOTE PAYABLE

In January 2004, the Company issued a convertible note payable, secured by substantially all of the assets of the Company, for $250,000, bearing interest at 7% per annum. All borrowings are due on or before June 30, 2004. The Convertible Note may be converted into common stock of the Company at $0.12 per share at any time at the option of the noteholder, as defined.



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

GENERAL

The Company has generated minimal revenues from its operations since the inception in August 2001. Additionally, even after the launch of the Company's Ballot Buddy products and services, there can be no assurance that the Company will generate positive cash flow and there can be no assurances as to the level of revenues that the Company achieves from its planned operations. During the quarter, the Company has reported revenue approximating $360,000 through Z Prompt, Inc., a wholly-owned subsidiary.

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

         AccuPoll Holding Corp. is working to bring a new electronic voting system to the elections marketplace. The AccuPoll DRE polling place electronic voting system is currently undergoing federal certification testing. Federal certification testing is expected to by completed February, 2004. Once federal certification has been obtained, the AccuPoll DRE polling place electronic voting system will be a saleable product in the United States. However, additional state level certifications may be required in order to sell the voting system in certain states. The expected first sale of the AccuPoll DRE polling place voting system is the second calendar quarter 2004.

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

         A significant factor of the Company's success will depend on its ability to obtain government contracts, primarily through the counties in the United States to replace their current voting systems with the touch-screen voting solutions provided by the Company.

On April 9, 2003 AccuPoll entered into binding agreements to acquire all assets, liabilities, and stock of Z Prompt, Inc. a California Corporation. The stock purchase agreement between AccuPoll and Z Prompt allowed the shareholders of Z Prompt to withdraw from the Transaction if the AccuPoll voting product has not been certified by Wyle Labs on or before September 30, 2003. At September 30, 2003, The AccuPoll voting product had not been certified by Wyle Labs. Subsequently, on October 31, 2003, the Company obtained acceptance of it's in-precinct voting system review from Wyle Labs. Prior to such date, the shareholders of Z Prompt did not exercise their right to withdraw from the merger transaction. For accounting purposes, the transaction was recorded in the accompanying financial statements as of October 31, 2003.

Selected Financial Data Comparisons
-----------------------------------

         Net Sales for the quarter ended December 31, 2003 were $361,232. Professional Fees for the quarter ended December 31, 2002 were $0. The change in net Sales resulted from the consolidation of the Company's wholly owned subsidiary, Z Prompt, Inc. for the months of November 2003 and December 2003. Net Sales for the six months ended December 31, 2003 were $361,232. Net sales for the six months ended December 31, 2002 were $0. The Change in Net Sales resulted from the consolidation of the Company's wholly owned subsidiary, Z Prompt, Inc. for the months of November 2003 and December 2003.

         Cost of goods sold for the quarter ended December 31, 2003 were $142,503. Cost of goods sold for the quarter ended December 31, 2002 were $0. The Change in Cost of goods sold resulted from the consolidation of the Company's wholly owned subsidiary, Z Prompt, Inc. for the months of November 2003 and December 2003. Cost of goods sold for the six months ended December
31, 2003 were $142,503. Cost of goods sold for the six months ended December 31, 2002 were $0. The Change in Cost of goods sold resulted from the consolidation of the Company's wholly owned subsidiary, Z Prompt, Inc. for the months of November 2003 and December 2003.

         General and Administrative expenses for the quarter ended December 31, 2003 were $809,606, a decrease of 46% from General and Administrative Expenses for the quarter ended December 31, 2002, of $1,506,914. The primary contributor to the decrease is due to non-cash expenses for stock based compensation, which is due to options and/or warrants which are in the money, that are granted to employees and consultants to the Company. General and Administrative expenses for the six months ended December 31, 2003 were $1,693,372, a decrease of 19% from General and Administrative Expenses for the six months ended December 31, 2002, of $2,090,954. The primary contributor to the decrease is due to non-cash expenses for stock based compensation, which is due to options and/or warrants which are in the money, that are granted to employees and consultants to the Company.

         Professional Fees for the quarter ended December 31, 2003 were $21,542. Professional Fees for the quarter ended December 31, 2002 were $90,344, A decrease of 76.16%. Professional Fees for the six months ended December 31, 2003 were $53,066. Professional Fees for the six months ended December 31, 2002 were $173,874, A decrease of 69.5%.

         Salaries for the quarter ended December 31, 2003 were $262,761. Salaries for the quarter ended December 31, 2002 were $66,355, An increase of 296%. The increase in salaries is primarily due to increased head-count, and the consolidation of the Company's wholly owned subsidiary Z Prompt, Inc. for the months of November 2003 and December 2003. Salaries for the six months ended December 31, 2003 were $350,088. Salaries for the six months ended December 31, 2002 were $137,424, An increase of 154.8%. The increase in salaries is primarily due to increased head-count, and the consolidation of the Company's wholly owned subsidiary Z Prompt, Inc. for the months of November 2003 and December 2003.

         Interest Expenses for the quarter ended December 31, 2003 were $1,809,509, as compared to Interest Expenses for the quarter ended December 31, 2002 of $20,000, an increase of 8,948%. The primary reason for such an increase is related to the non-cash beneficial conversion charge relating to convertible notes payable issued by the Company during the quarter ended December 31, 2003, that have conversion features that are at prices below market. Interest Expenses for the six months ended December 31, 2003 were $2,127,915, as compared to Interest Expenses for the six months ended December 31, 2002 of $20,000, an increase of 10,540%. The primary reason for such an increase is related to the non-cash beneficial conversion charge relating to securities issued by the Company during the six months ended December 31, 2003, that have conversion features that are at prices below market.

Liquidity and Capital Resources
-------------------------------

         Since inception through December 31, 2003, the Company has raised gross proceeds approximating $4,500,000 from the sale of restricted Common Stock and convertible notes payable.

         In November 2003, the Company secured a $5 million dollar revolving credit facility, in the form of two seven-month convertible notes. As of December 31, 2003, $1,350,000 of the credit facility has been used.

         The Company's cash was approximately $5,839 at December 31, 2003.

         The management of the Company believes that the Company may generate significant revenues in the next few months due to anticipated certification of the Ballot Buddy product and the acquisition of Z Prompt, Inc. However, there is no operating history for the Ballot Buddy and therefore market acceptance cannot be assured or reasonably estimated. As a result, the Company's success will largely depend on its ability to secure additional funding through the sale of its Common Stock and/or the sale of other debt or equity securities. There can be no assurance, however, that the Company will be able to consummate debt or equity financing in a timely manner, or on a basis favorable to the Company, at all.

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

Going Concern
-------------

         The Company's independent certified public accountants have stated in form 10-KSB, as filed with the Securities and Exchange Commission, that the Company was in the development stage since it began operations in August 2001 through October 31, 2003 (date of acquisition of Z Prompt, Inc.), has not generated any revenues from its Ballot Buddy product and there is no assurance of any future revenues. These conditions, among others raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Changes in United States interest rates would affect the interest earned on the Company's cash and cash equivalents. Based on the Company's overall interest rate exposure at December 31, 2003, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. The Company's debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the 34
Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the CEO and CFO concluded that, as of December 31, 2003, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that there are no significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information, and such officers have identified no material weaknesses in internal controls.

There were no significant changes made in our internal control over financial reporting during the quarter ended December 31, 2003 that are reasonably likely to significantly affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

         In October, 2003, the Company, and its wholly-owned subsidiary, Z Prompt, Inc., were served with a lawsuit by Paul Musco, the former President of Z Prompt, which was filed in Superior Court of California, County of Orange. Mr. Musco is alleging that the Company and/or Z Prompt have breached various agreements, including a breach of a promissory note and his employment agreement. He is seeking damages in the approximate aggregate amount of $500,000. The Company intends to vigorously defend these claims. In December 2003, the Company filed a cross-complaint against Mr. Musco.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company issued the following unregistered securities during the three month period ended December 31, 2003.

PREFERRED STOCK

         In December 2003, the Company issued 8,471 shares of Series A preferred stock and $1,200,000 of convertible notes payable for 3,325,000 shares of free trading common stock of Material Technologies, Inc., a publicly traded company on the Over-The-Counter Bulletin Board under the symbol "MTNA." The Company obtained an independent valuation of the common stock received, which approximated $4,478,000. The Series A Preferred Stock converts at a fixed rate of 1,000 shares of common stock for each share of preferred stock. The Series A Preferred Stock was issued in reliance upon section 4(2) under the Securities Act of 1933 as amended.

COMMON STOCK

In December 2003, the Company issued 112,000 shares of restricted Common Stock for cash totaling $39,200 in reliance upon Regulation S under the Securities Act of 1933 as amended.

In October 2003, the Company issued 150,000 shares of restricted Common Stock for cash totaling $37,500 in reliance upon Regulation S under the Securities Act of 1933 as amended.

In October 2003, the Company issued 50,000 shares of restricted Common Stock for cash totaling $12,500 in reliance upon Regulation S under the Securities Act of 1933 as amended.

In October 2003, the Company issued 100,000 shares of restricted Common Stock for cash totaling $25,000 in reliance upon Regulation S under the Securities Act of 1933 as amended.

In October 2003, the Company issued 992,000 shares of restricted Common Stock for cash totaling $242,842 in reliance upon Regulation S under the Securities Act of 1933 as amended.

In October 2003, the Company issued 150,000 shares of restricted Common Stock for cash totaling $37,500 in reliance upon Regulation S under the Securities Act of 1933 as amended.

In December 2003, the Company issued 256,008 shares of restricted Common Stock for cash totaling $62,671 in reliance upon Regulation S under the Securities Act of 1933 as amended.

In October 2003, the Company issued 400,000 shares of restricted Common Stock for cash totaling $100,000 in reliance upon Regulation S under the Securities Act of 1933 as amended.

In December 2003, the Company issued 500,000 shares of restricted Common Stock for cash totaling $175,000 in reliance upon Regulation S under the Securities Act of 1933 as amended.

In November 2003, the Company issued 30,000 shares of restricted Common Stock for cash totaling $3,672 in reliance upon Regulation S under the Securities Act of 1933 as amended.

In December 2003, the Company issued 6,250,000 shares of restricted Common Stock for cash totaling $750,000 in reliance upon Section 4(2) of the Securities Act of 1933 as amended.

In October 2003, the Company issued 530,000 shares of Restricted Common Stock in Connection With a net-exercise transaction by a consultant, in reliance upon
Section 4(2) of the Securities Act of 1933 as amended.

In October 2003, the Company issued 403,125 shares of Restricted Common Stock in Connection With a net-exercise transaction by a consultant, in reliance upon
Section 4(2) of the Securities Act of 1933 as amended.

In December 2003, the Company issued 5,000 shares of Restricted Common Stock in Connection With a settlement agreement with a consultant, in reliance upon
Section 4(2) of the Securities Act of 1933 as amended.

In October 2003, the Company issued 7,741,936 shares of restricted common stock as collateral for potential cash borrowings approximating $1,600,000 ("Secured Note"), less applicable commissions. The Secured Note will accrue interest at 5.5%, will require quarterly interest only payments through maturity and matures two years from receipt of proceeds. As of the date of this filing, the Company has not received any proceeds or paid any related commissions. The Stock was issued in reliance upon Section 4(2) of the Securities Act of 1933 as amended.

STOCK OPTIONS AND WARRANTS

In October 2003, the Company granted warrants to purchase 500,000 shares of the Company's restricted Common Stock at an exercise price of $.35 per share. These warrants vested upon grant and are exercisable through October 2008 in reliance upon Regulation S under the Securities Act of 1933 as amended.

In October 2003, the Company granted warrants to purchase 992,000 shares of the Company's restricted Common Stock at an exercise price of $.24 per share. These warrants vested upon grant and are exercisable through October 2008 in reliance upon Regulation S under the Securities Act of 1933 as amended.

In October 2003, the Company granted warrants to purchase 256,008 shares of the Company's restricted Common Stock at an exercise price of $.24 per share. These warrants vested upon grant and are exercisable through October 2008 in reliance upon Regulation S under the Securities Act of 1933 as amended.

In December 2003, the Company granted warrants to purchase 992,000 shares of the Company's restricted Common Stock at an exercise price of $.24 per share. These warrants vested upon grant and are exercisable through December 2008 in reliance upon Regulation S under the Securities Act of 1933 as amended.

In December 2003, the Company granted warrants to purchase 256,008 shares of the Company's restricted Common Stock at an exercise price of $.24 per share. These warrants vested upon grant and are exercisable through December 2008 in reliance upon Regulation S under the Securities Act of 1933 as amended.

In December 2003, the Company granted warrants to purchase 112,000 shares of the Company's restricted Common Stock at an exercise price of $.35 per share. These warrants vested upon grant and are exercisable through December 2008 in reliance upon Regulation S under the Securities Act of 1933 as amended.

In October 2003, the Company granted warrants to purchase 1,125,000 shares of the Company's restricted Common Stock at an exercise price of $.12 per share. These warrants vested upon grant and are exercisable through October 2008 in reliance upon Regulation S under the Securities Act of 1933 as amended.

In December 2003, the Company granted warrants to purchase 15,000 shares of the Company's restricted Common Stock at an exercise price of $.18 per share. These warrants vested upon grant and are exercisable through December 2008 in reliance upon Section 4(2) of the Securities Act of 1933 as amended.

In October 2003, the Company granted warrants to purchase 1,000,000 shares of the Company's restricted Common Stock at an exercise price of $.06 per share. These warrants vested upon grant and are exercisable through October 2008 in reliance upon Section 4(2) of the Securities Act of 1933 as amended.

In October 2003, the Company granted warrants to purchase 5,000,000 shares of the Company's restricted Common Stock at an exercise price of $.06 per share. These warrants vested upon grant and are exercisable through October 2008 in reliance upon Section 4(2) of the Securities Act of 1933 as amended.

In December 2003, the Company granted warrants to purchase 2,264,492 shares of the Company's restricted Common Stock at an exercise price of $1.55 per share. These warrants vested upon grant and are exercisable through December 2008 in reliance upon Section 4(2) of the Securities Act of 1933 as amended.

In December 2003, the Company granted warrants to purchase 6,793,478 shares of the Company's restricted Common Stock at an exercise price of $1.55 per share. These warrants vested upon grant and are exercisable through December 2008 in reliance upon Section 4(2) of the Securities Act of 1933 as amended.

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

February 23, 2004

AccuPoll Holding Corp.

By: /s/ Dennis Vadura                         By: /s/ Craig A. Hewitt
-------------------------------               --------------------------------
Dennis Vadura                                 Craig A. Hewitt, Chief Financial
Chairman of the Board, President              Officer and principal financial
and Chief Executive Officer                   and accounting officer