Form 10KSB/A
period 2003-06-30
ACCUPOLL HOLDING CORP
filed 2004-06-08
CIK 764794

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2003

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 For the transition period from_____ to _____

                        COMMISSION FILE NUMBER: 000-32849

                             ACCUPOLL HOLDING CORP.
                 (Name Of Small Business Issuer In Its Charter)

                 Nevada                                  11-2751630
     -------------------------------       ------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                15101 Red Hill Ave. Suite # 220, Tustin, Ca 92780
                    (Address Of Principal Executive Offices)

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

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of May 24, 2004: Common stock, $.001 par value: $91,974,610

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under plan confirmed by court. YES     NO
                                                             ---    ---

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                      148,449,049 Shares as of May 24, 2004

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

             Transitional Small Business Disclosure Format: YES      NO  X
                                                               ---      ---

PART I

FORWARD LOOKING STATEMENTS

Various statements in this Form 10-KSB/A or in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made by or with the approval of authorized personnel constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as "anticipate", "could", "currently envision", "estimate", "expect", "intend", "may", "project", "seeks", "we believe", "will", and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by those forward-looking statements. Some of the factors that could affect our financial performance or cause actual results to differ from our estimates in, or underlying, such forward-looking statements are set forth under the heading of "Risk Factors". YOU ARE STRONGLY URGED TO CONSIDER CAREFULLY THE RISK AND UNCERTAINTIES DESCRIBED IN "RISK FACTORS". Forward-looking statements include statements regarding, among other items: our anticipated business strategy, goals and objectives and our plans with respect to federal qualification or state certifications.

These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of the facts described in "Risk Factors". We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained in this Form 10-KSB/A will, in fact, transpire.

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

AccuPoll Holding Corp. ("AccuPoll", "we" or "us") was a development-stage company at June 30, 2003 that seeks to become a leader in developing and marketing computerized voting machines and their associated products and services for use in federal, state, local and private elections. We believe that we are currently the only publicly traded company focused solely on the election industry.

We have developed a direct recording electronic (DRE) voting system that provides a voter-verified paper audit trail that is both human and machine readable. Our system was qualified as meeting the federal voting system standards on March 25, 2004 and we believe that it is currently the only electronic voting system providing these features that is so qualified. Key benefits of our voting system include: an intuitive touch screen interface, an audit capability that includes multiple copies of the electronic records and a voter-verified paper audit trail (VVPAT) that is both human and machine readable. Additional benefits include the ability to support multiple languages, to provide under/over-vote warnings, the use of software based on open source products (E.G., Linux) and open standards (E.G., XML, Unicode, Java), and the use of non-proprietary hardware.

As of May 17, 2004, our DRE voting system was certified by the states of Arkansas, South Dakota and Utah. Currently, we are in the process of applying for certification in additional states.

Our objective is to protect an individual's right to vote by insuring access, accuracy, privacy and integrity in the voting process and in so doing to become the leading provider of polling place electronic voting solutions that are reliable, accurate, immediate, confidential, secure, easy-to-use and auditable.

CORPORATE HISTORY

We were incorporated in the State of Nevada on January 30, 1985 with the name of "Kiwi Ventures, Ltd." On November 4, 1985, we changed our name to "Western International Pizza Corporation" and owned and operated 17 Godfather's pizza franchise restaurants in Arizona until we ceased those operations in approximately 1990.

Our current operations began in August 2001 with the formation of AccuPoll, Inc., a Delaware corporation. On May 20, 2002, we entered into a share exchange with AccuPoll, Inc. Pursuant to the exchange, all of the outstanding common stock and warrants of AccuPoll, Inc. were exchanged for our shares. As a result of the exchange, the stockholders of AccuPoll, Inc. acquired 75,500,000 shares of our common stock, which represented approximately 98.7% of our issued and outstanding common stock immediately after the exchange. Following the exchange, we changed our name to "AccuPoll Holding Corp."

We are headquartered in Tustin, California. Our mailing and principal business address is 15101 Red Hill Avenue, Suite 220, Tustin, California 92780. Our telephone number is (949) 200-4000.

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. Copies of materials that we file with the Securities and Exchange Commission are available at its Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling:
1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site at (HTTP://WWW.SEC.GOV) that contains our reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. Our Internet website address is WWW.ACCUPOLL.COM.

OUR BUSINESS IS SUBJECT TO NUMEROUS RISKS AND UNCERTAINTIES, YOU ARE STRONGLY URGED TO CONSIDER CAREFULLY THE RISKS AND UNCERTAINTIES DESCRIBED IN "RISK FACTORS" BELOW IN THIS ITEM 1.

INDUSTRY BACKGROUND

Elections, especially those in democratic countries, are held under the auspices of various government systems. Until the 1960's almost all elections were conducted with manually counted pre-printed paper ballots and lever-activated mechanical voting machines, commonly known as lever machines. Lever machines, which are cumbersome to use and consist of hundreds of moving parts, require significant maintenance and are expensive to warehouse and transport. This method of voting and recording of votes, in addition to being inefficient, was susceptible to inaccuracies, significant time delays, other mechanical difficulties, and in some instances manipulation. In 1964, the Votomatic punch card voting system was patented. While this system has not been actively manufactured since the mid 1980s, it remains the most widely used system in North America. In the early 1980's, optical scan voting systems were introduced and began to penetrate the election equipment market place on a relatively small scale. According to a study conducted by the California Institute of Technology and Massachusetts Institute of Technology, market penetration for optical scan voting systems grew to slightly over 25% of the installed voting machine base nationwide as of July 2001.

In recent years, the election industry has begun to computerize in response to increased public acceptance and familiarity with using computers. The benefit of computers is that they offer the opportunity to count ballots accurately and quickly. Additionally, computer technology has created the potential for more convenient participation, accessibility for disabled voters to vote independently and the elimination of pre-printed paper ballots. Service and support have also become increasingly important components of the newer, technologically advanced voting systems. While the employment of technology is becoming more generally accepted, we believe that many voting systems currently being marketed lag in the application of state-of-the-art computer technology.

To our knowledge, none of the voting systems on the market produced and sold by the four largest voting system vendors (Diebold Election Systems, Sequoia Voting Systems, Election Systems + Software and Hart InterCivic) currently produce a voter-verified paper audit trail. Many of our competitors continue to receive poor reviews from the academic, information-security and political communities for inadequate security, deficient software coding standards, inadequate change management practices, and lack of a voter verified paper audit trail. We believe that some of these systems continue to operate with non-certified software, and lack robustness and flexible functionality.

DRE voting systems are computer-based systems first and voting appliances second. Because every computer system is susceptible to programming bugs and/or possible tampering, we believe that computerized voting systems must provide for an independent, voter verified artifact of each voter's intent. We believe that in order to provide a system that the voter can have confidence in, we must provide a voter with a voter-verified paper audit trail. Our DRE voting system provides for both a secure electronic recording of the voting process and an indelible voter-verified paper-audit trail that satisfies the federal voting system standards for record-keeping that is maintained independently from the electronic results.

MARKET OPPORTUNITY

The U.S. presidential election of November 2000 had a significant and disruptive impact on the nation. According to a report from California Institute of Technology and Massachusetts Institute of Technology, approximately 1.5 million votes were lost in 2000 because of difficulties in either using voting equipment or recording the results of those votes. The difficulties experienced with accuracy and verifiability, particularly with punch card systems, have generated opportunities for manufacturers of electronic voting systems. Following the 2000 election, the U.S. Congress enacted the Help America Vote Act of 2002 or HAVA. HAVA was signed into law by President Bush on October 29, 2002. HAVA expanded the federal government's role in elections through mandates, standards and funding. The U.S. Congress authorized a total of $3.9 billion to help states implement HAVA. In 2003, $650 million was disbursed to the states under HAVA. Of this $650 million, half of the funds were designated to replace punch card and lever voting machines and the balance could be used by the states to comply with HAVA's requirements and implement other improvements to the administration of elections. An additional $3 billion is authorized to help states fund HAVA's requirements for updating voting systems, allowing disabled voters to vote independently, providing provisional ballots, creating and maintaining statewide voter registration lists, training poll workers, and educating voters. These funds are distributed to a state annually over a three-year period after the state certifies that it has developed a plan to use the funds to implement HAVA requirements. States are also obligated to provide a five percent match. Beginning in May 2004, the newly created Elections Assistance Commission began receiving state certifications, and as each state's certification is processed, funds will be disbursed. Beginning on January 1, 2006, HAVA requires that state voting systems:

         o Permit the voter to review the votes selected and change or correct votes before the ballot is cast;

         o Notify the voter if he or she casts more than one vote for a single office and provide an opportunity to correct the ballot;

         o    Produce a permanent paper record with a manual audit capacity;

         o Provide disability access, including nonvisual access for the blind and visually impaired, in a manner that provides the same opportunity for access and participation (including privacy and independence) as for other voters;

         o    Provide alternative language accessibility; and

         o    Comply with error rate standards.

Further, each state is required to adopt uniform and non-discriminatory standards for what constitutes a vote and how it will be counted.

According to the National Association of Secretaries of State there are approximately 200,000 polling places in the United States, covering 7,000 jurisdictions, with 1.4 million polling place workers supervised by 22,000 election officials. According to surveys conducted by the National Association of Counties the typical polling place in the United States is currently configured to contain an average of seven voting stations. On election day, the 100 million voters in the United States use over 1.4 million voting machines where approximately 60% of the voting sites are currently using antiquated punch, lever, or paper ballot technologies. These are the same machine types for which HAVA mandates replacement by 2006. We are targeting these polling places with our touch-screen electronic DRE voting product.

OUR PRODUCTS

The AccuPoll DRE voting system consists of one or more voting stations that offer voters an "ATM-like" interface, and that prepare and print voter verified paper records, also known as "Proof of Vote" or "voter verified paper audit trail", for machine or hand counting. Each in-precinct voting station is physically connected by means of a local area network to a voting administrative workstation. The entire in-precinct system is not connected to any network outside of the polling place during voting hours. The user-friendly touch screen interface provides the user easy to follow instructions. The system is compact, sturdy and has an estimated useful life of at least five years.

Once a voter makes his or her choices, a Proof of Vote is printed on paper by the voting station. The voter can then examine the Proof of Vote for accuracy before depositing it into a ballot box. If the Proof of Vote does not accurately reflect the voter's intent, that voter can then notify a polling place official. The official will then void the electronic ballot and its corresponding Proof of Vote, and allow the voter to re-vote. Importantly, while the Proof of Vote is printed, the voter's electronic ballot is stored locally on the voting station and is also immediately transmitted to the polling place voting administrative workstation. Thus, when the polling place closes, multiple redundant copies of the electronic ballots are available in addition to the paper Proofs of Vote. At no time is the voter's identity associated with either the electronic ballot or the paper Proof of Vote. Accordingly, each ballot is securely stored in multiple locations and in forms that can be readily cross-audited against each of the other ballot representations.

We have based our system software on open standards (JAVA language, Unicode, and XML for the ballot and behavior specifications). As a result, we have eliminated the need to deploy proprietary technologies that are expensive to acquire and maintain and which we believe often lack the flexibility to adapt quickly to meet changing voting system standards. Our solutions are scalable in the software and hardware design. Our hardware components are "off the shelf", and replacement parts, such as printers, are readily available, thereby reducing maintenance costs and unit downtime.

We have designed our product with both the voter and election administrator in mind. To our knowledge, we have created the only voting system that has been qualified as meeting federal voting system standards and that offers a voter-verified paper audit trail that is both human and machine readable, and is readily accessible and easily employable by disabled voters. Examples of our system's disability accommodating functions include a special tactile keypad to facilitate ease of navigation for the blind, Braille text on the keypad, audio ballot support in the voter's selected language, recognition of non-human touch from users with prosthetic limbs, and wheelchair accessibility. The touch screen function is user-friendly and has been designed to minimize potential errors. Other notable features include the ability to:

         o support multiple languages, both on-screen and in audio (all languages supported by Java/Unicode);

         o alter visual schemes to better enable those with modest visual impairments, such as color blindness;

         o notify electronically the voting administrator of equipment malfunction(s);

         o spoil an erroneous ballot before the voter deposits his or her Proof of Vote into the ballot box; the ability to provide full support for provisional ballots as required by HAVA; and

         o    record write-in candidates.

Elections officials also enjoy benefits from our system as it eliminates the need for costly pre-printed paper ballots. The election tabulation and reporting functions greatly enhance the reliability and accuracy of the voting process. Furthermore, the non-proprietary hardware ensures greater inter-operability and ease of repairs or upgrades.

We have entered into a contract for the manufacture of our current product which is comprised of a printer, touch screen, computer processing unit, smart card reader, integrated case, power supply and related control software. The contract requires us to acquire the product exclusively from this manufacturer unless the manufacturer is unable to produce and deliver on time our required quantity. We believe that other manufacturers would be available to manufacture the product should this manufacturer become unavailable. The manufacturer may change prices upon 60 days prior written notice to us. Unless sooner terminated, the agreement expires in December 2006. As of May 24, 2004, the manufacturer and its president own 766,000 shares of our common stock. For a discussion of risks with respect to this arrangement, please see "Risk Factors - Risks Relating to Our Business - We rely on a third-party manufacturer".

BUSINESS STRENGTHS

Our key business strengths are described below:

OUR PRODUCT IS A FEDERALLY QUALIFIED VOTING SYSTEM WITH A VOTER VERIFIED PAPER AUDIT TRAIL THAT IS BOTH HUMAN AND MACHINE READABLE. On March 25, 2004, the AccuPoll voting system was qualified as being compliant with the 1990 federal voting system standards, as to hardware, and the 2002 federal voting system standards, as to software. We believe that our technology is currently unmatched in its capability to simultaneously produce multiple copies of electronic ballots (recorded on both the polling place voting administrative workstation and the local voting station), as well as generate an independent, voter-verified paper audit trail, which is completely auditable and can be optically scanned. We believe the ability of our system to provide a fully auditable paper record of the election is critical, as HAVA requires that any voting system purchased with federal funds produce a permanent paper record with a manual audit capacity that will be available as an official record for any recount.

WE ARE WELL POSITIONED TO TAKE ADVANTAGE OF THE CURRENT MARKETPLACE AND ENVIRONMENT OF ELECTION REFORM. We believe that we have designed the most advanced electronic voting product that meets the current federal voting system standards and the requirements of HAVA, as well as addresses current voting systems' technology deficiencies. We believe that we are first to market in terms of designing a voting system that complies with both the requirements of HAVA and the federal voting system standards. Achieving voting system standards compliance can be a lengthy and arduous process, typically taking twelve or more months, thereby posing a significant barrier for competitors. In addition to being qualified under the federal standards, we have spent the past two years marketing our product to our target customer base and thus we believe we are well positioned to begin generating sales once the states begin disbursing their federal funds and we have received the appropriate state certifications. With the recent availability of $2.35 billion to the states, we believe that a number of significant purchasing decisions will be made prior to the end of 2004. However, the portion of funds used by a state for acquisition of new voting systems will depend upon each state's plan and we cannot assure you that states will use this funding to purchase our product or that states will make purchasing decisions this year.

WE HAVE RELATIONSHIPS WITH WELL-KNOWN, ESTABLISHED PARTNERS. AccuPoll has entered into teaming and reseller agreements with various established companies who operate businesses that offer election-related services. We have entered into a multi-state teaming agreement with Electronic Data Systems Corporation
(EDS) whereby EDS will provide deployment and support services for our DRE voting system. In addition, we have entered into a multi-state reseller agreement with AmCad, LLC whereby Amcad will assist with the marketing and deployment of our DRE voting system. We are currently in negotiations with additional well-known, large and well capitalized marketing partners in other targeted states. However, we cannot assure you that any of these negotiations will lead to a definitive business relationship in the future.

OUR EXPERIENCED MANAGEMENT TEAM HAS DEEP KNOWLEDGE OF INFORMATION TECHNOLOGY. Our senior management collectively has 80 years experience in the information technology industry in coding and development marketing. Our management team has held senior positions at leading information technology firms, such as MCI
Systemhouse and EDS, and has considerable experience in the process of large-scale systems deployment.

BUSINESS STRATEGY

We plan to leverage our business strengths in order to grow our operations. The key elements to our business strategy are described below:

LEVERAGE THE MARKETING STRENGTH AND INFRASTRUCTURE OF OUR PARTNERS. We believe that the relationships that we are building with our marketing and reselling partners will help to position us in critical larger markets. We believe that we will gain enhanced credibility through associating with these partners. Additionally, we believe that we have the ability to leverage their resources and networks and in turn be better positioned to sell and deploy programs into these larger target markets. Our partners are well known, established companies that have considerable experience in providing technology solutions and service support in the election process. We will continue to maintain, and intend to expand, our strategic alliances with these and other established partners in the election services business. Currently we have chosen to develop partnering relationships on a state-by-state basis.

EXPAND OUR TARGETED, INDEPENDENT MARKETING STRATEGY TO SMALL- AND MID-SIZED CUSTOMERS. We have begun a direct marketing approach to reach small- and mid-sized target markets. We initiated this marketing program by identifying specific regions and developing a presence by attending trade shows and conferences, which provides us with opportunities to meet, as well as educate, our customers. We also market our system by means of our website and are currently preparing to launch a web-based virtual voting experience to further enhance the awareness and understanding of our product. We are building awareness of the AccuPoll product so as to be well positioned in our target markets as HAVA funding is disbursed to the states. We are working to obtain all appropriate federal and local certification with that timing in mind. We intend to grow our direct sales and marketing force, engage additional lobbyists in our target states, and build a robust sales support and delivery organization that will reinforce our sales and marketing activities. The ramp up in each of these areas is critical to support the upcoming procurement cycle that will begin following the May 2004 release of federal funds to the states.

MAINTAIN PRODUCT LEADERSHIP. As the developer of the first voting system with a voter-verified paper audit trail that is both human- and machine-readable and that is also qualified as compliant with the federal voting system standards, we believe that our product has the potential to become a leader in the voting system market. We are firmly committed to ongoing research and development and standardized product testing to insure that our electronic voting system continues to be a leading platform in the market. We plan to design and test new generations of our product with the intent of enhancing functionality in anticipation of additional government requirements and market demands (e.g., instant runoff voting).

SELECTIVELY EXPAND INTO RELATED PRODUCT OFFERINGS. When appropriate, we intend to acquire selectively related businesses that complement our core product line and expand the range of services that we can offer our customer base. As we find opportunities that broaden our offerings, we will consider making additional acquisitions. We believe it is important to complement our revenue stream by expanding into related products and services where we can leverage our knowledge and capabilities in electronic voting systems.

EXPAND ADDRESSABLE MARKETS VIA ENTRY INTO FOREIGN VENUES. The standard election process is universal by nature, and as part of its core technology, the AccuPoll DRE voting system was designed and implemented as a flexible platform that can be adapted to meet the needs of various countries. We plan to expand our international sales effort in Europe, Canada, Asia/Pacific and Latin America.

REGULATORY MATTERS

We expect that our voting systems will be sold primarily to counties in the United States and other governmental jurisdictions. In the United States, our ability to sell our voting system products depends on the qualification of each product through independent testing for compliance with the federal voting system standards. In addition, most states require state-level certification before we may sell our products to local jurisdictions in those states. Moreover, local jurisdictions may require vendor qualification and acceptance level testing. Because we plan to sell our products to government agencies, we will be subject to laws, regulations and other procedures that govern procurement and contract implementation by those agencies.

As of May 17, 2004, our DRE voting system was certified by the states of Arkansas, South Dakota and Utah. Currently, we are in the process of applying for certification in additional states.

Obtaining the necessary qualifications and certifications and complying with government procurement requirements can be time consuming, involve unexpected delays and may be costly. We are subject to a number of significant risks and uncertainties associated with government regulation and procurement that could materially and adversely affect our business. For a description of these risks and uncertainties, please see "Risk Factors - Risks Relating to Regulation".

ENVIRONMENTAL PROTECTION

Our compliance with federal, state and local laws or regulations, that govern the discharge of materials into the environment has not had a material adverse effect upon our capital expenditures, earnings or competitive position within our markets.

COMPETITION

The market for the manufacture and supply of computerized voting machines is highly competitive. We anticipate that competition will intensify in the future. As of June 30, 2003, we believe that our competitors, in alphabetical order, included:

COMPANY NAME                                          PRODUCT NAME

Advanced   Voting   Solutions,   Inc.,  a             WINvote
private company based in Frisco, Texas

Avante International Technology,  Inc., a             VOTE-TRAKKER
private  company based in Princeton,  New
Jersey

Diebold Elections  Systems,  Inc., (DESI)             AccuVote-TS
a subsidiary of Diebold, Inc. based in McKinney, Texas

Election  Systems +  Software  (ES+S),  a             IVotronic
private company based in Omaha, Nebraska

Guardian Voting Systems,  a subsidiary of             ELECTronic 1242
Danaher   Controls   based   in   Gurnee,
Illinois

Hart InterCivic,  a private company based             eSlate
in Austin, Texas

Sequoia Voting  Systems,  a subsidiary of             AVC Edge
De  La  Rue,   plc,   based  in  Oakland,
California

Unilect  Corporation,  a private  company             Patriot
based in Dublin, California

We believe that the following are the primary competitive factors in our market:

o    accessibility;
o    auditability;
o    brand recognition and market penetration;

o    customer support and service;
o    ease of use;
o    government qualification and certification of products;
o    price;
o    reliability of services; and
o    security.

We believe that we compete favorably with respect to these factors. However, many of our competitors have significantly greater market penetration, brand-name recognition, engineering and marketing capabilities and financial, technological and personnel resources than we do. As a result, they may be able to develop and expand their customer base more quickly, adapt more swiftly to new or emerging technologies and changes in customers' requirements, take advantage of acquisitions and other business opportunities more readily, and devote greater resources to the marketing and sale of services than we can. Our competitor's products may offer different features than our products that might make their products more attractive to some voting administrators. To the extent that we do not compete successfully with respect to any of the primary competitive factors in our market, our business may be materially harmed.

RESEARCH AND DEVELOPMENT

We expect that the pace of technological advances in the computer voting machine industry will rapidly increase. Our ability to compete successfully is heavily dependent upon our ability to ensure a continuing and timely flow of competitive products and technology to the marketplace. Our internal product development efforts are focused on designing and developing computerized voting machines that adhere to industry standards and incorporate the technologies and features that we believe are most desired by our customers.

Expenditures  for  research  activities  relating  to  product  development  and
improvement  were   approximately   $176,000  for  the  period  August  9,  2001
(inception) through June 30, 2003.

We believe that continued strategic investment in product development is essential for us to become competitive in the markets we serve. Without significant additional financing, we will be unable to continue development of our products.

INTELLECTUAL PROPERTY

We rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. The products that we design require a large amount of engineering design and manufacturing expertise. The majority of these technological capabilities, however, are not protected by patents or licenses. We rely on the expertise of our employees and our learned experiences in both design and manufacture of these products. We have taken steps to protect both our intellectual property and brand name in the marketplace. We have applied to the United States Patent and Trademark Office for a systems and method patent with respect to our electronic voting system that produces an official voter verifiable paper ballot. We have also filed trademark applications with the United States Patent and Trademark Office to protect the ACCUPOLL brand name and logo. We are subject to a number of significant risks and uncertainties associated with our intellectual property that could materially and adversely affect our business. For a description of these risks and uncertainties, please see "Risk Factors - Risks Relating to our Technology".

OUR EMPLOYEES AND CONSULTANTS

As of June 30, 2003 and May 24, 2004, we had 6 and 22, respectively, full-time employees and consultants. Our employees are not represented by a collective bargaining organization. We believe our relationship with our employees is good.

                                  RISK FACTORS

BEFORE DECIDING TO INVEST IN US OR TO MAINTAIN OR INCREASE YOUR INVESTMENT, YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, IN ADDITION TO OTHER INFORMATION CONTAINED IN THIS REPORT. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY HARMED. IN THAT EVENT, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

                         RISKS RELATING TO OUR BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES TO DATE AND MAY NEVER BE PROFITABLE.

We began our current operations on August 9, 2001 and have incurred significant operating losses during each fiscal period since that date. We had no revenues during the period from commencement of our operations through June 30, 2003. At June 30, 2003, we had an accumulated deficit of approximately $7.3 million from our operations. We expect that we will incur significant operating losses and negative cash flows from operations for the foreseeable future. If our losses continue and we are unable to commercialize, manufacture and market our products successfully, we may never generate sufficient revenues to achieve profitability or positive cash flows from operations.

OUR AUDITORS HAVE INCLUDED A GOING CONCERN PARAGRAPH IN THEIR AUDIT REPORT ON OUR FINANCIAL STATEMENTS FOR OUR FISCAL YEAR ENDED JUNE 30, 2003.

We have prepared our consolidated financial statements for the year ended June 30, 2003 on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. However, the report from our independent auditors with respect to our consolidated financial statements for the year ended June 30, 2003 states that our losses from operations, negative working capital and lack of operational history, among other factors, raise "substantial doubt" about our ability to continue as a going concern.

OUR SUBSIDIARY, Z PROMPT, INC., HAS FILED PETITION FOR RELIEF UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE AND WE MAY LOSE OUR ENTIRE INTEREST IN IT.

On March 23, 2004, our wholly-owned subsidiary, Z prompt, Inc., filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. Z prompt continues to conduct business activities as a debtor-in-possession. We cannot predict the outcome of this proceeding and it involves numerous risks and uncertainties, such as:

         o     The appointment of a trustee;

         o The ability of creditors to obtain relief from the automatic stay:

         o The continued willingness of customers to do business with Z prompt;

         o The ability of Z prompt to obtain financing on acceptable terms;

         o The outcome of any adversary proceedings that have been or may be commenced by or against Z prompt;

         o The possible conversion of the case to liquidation under Chapter 7 of the Bankruptcy Code or dismissal of the case;

         o The ability to obtain confirmation of a plan of reorganization on terms acceptable to us; and

         o The ability of Z prompt to successfully execute any confirmed plan of reorganization.

In addition, Z prompt will incur legal and other fees and expenses in connection with the bankruptcy proceedings and we may be unable to fund these costs. Z prompt has been our only source of consolidated revenues since November 1, 2003, the date on which the acquisition was recognized for accounting purposes. If Z prompt is unable to reorganize successfully, we could lose our entire interest in it.

WE WILL NEED SIGNIFICANT ADDITIONAL FINANCING TO CONTINUE OPERATIONS.

We require substantial additional financing in order to be able to continue operations. In the past, our capital requirements have been met through sales of our common stock and convertible notes. We cannot assure you that we will be able to raise new capital or that sources of capital will be available to us on terms that we find acceptable. If we are unable to obtain additional financing on acceptable terms, we will be unable to continue operations. Moreover, if we raise additional capital through borrowing or other debt financing, we would incur substantial interest expense. Sales of additional equity securities or securities convertible into equity securities will result in dilution to our present stockholders.

WE ARE IN THE EARLY STAGE OF DEVELOPMENT WITH AN UNPROVEN BUSINESS STRATEGY AND HAVE ONLY A LIMITED OPERATING HISTORY FOR YOU TO REVIEW IN EVALUATING OUR BUSINESS AND PROSPECTS.

At June 30, 2003, we were a development stage company and had generated no revenues from the sale of our products. Our limited operating history makes it difficult to evaluate our prospects. With the exception of our AccuPoll Direct Recording Electronic Voting System, all of our products are in the early stages of development. We cannot assure you that we will be able to achieve significant sales of our products or maintain product sales.

WE EXPECT THAT OUR OPERATING RESULTS MAY FLUCTUATE SUBSTANTIALLY, WHICH MAY MATERIALLY AFFECT OUR BUSINESS AND THE MARKET PRICE OF OUR COMMON STOCK.

You should not rely on period-to-period results as an indication of our future performance. We expect that our operating results will fluctuate substantially as a result of a number of factors, many of which will be beyond our control such as the following:

         o When our products are qualified as compliant with the federal voting system standards and certified by the states;

         o When public agencies schedule procurements of electronic voting systems and the timing associated with the procurements;

         o    Delays in the development and introduction of our products;

         o    Delays in the manufacture and delivery of our products;

         o The adoption of new or amended federal voting system standards, state certification requirements, or other legal mandates applicable to our products;

         o    The hiring, retention and utilization of our personnel;

         o The financial impacts associated with future business acquisitions, if any;

         o    The receipt of additional financing;

         o    General economic conditions; and

         o The occurrence of other events or circumstances described in these risk factors.

Fluctuations in our operating results could affect the market price of our stock and could cause the price to decline. As a result, we may be unable to finance future growth through sales of our equity securities.

IF WE ARE UNABLE TO EXPAND OUR SALES, MARKETING, DISTRIBUTION AND SERVICE CAPABILITIES OR ENTER INTO AGREEMENTS WITH THIRD PARTIES TO DO SO, WE WILL BE UNABLE TO SUCCESSFULLY MARKET AND SELL OUR PRODUCTS.

We currently have limited sales, marketing or distribution capabilities and limited service capabilities. If we are unable to expand these capabilities either by developing our own sales, marketing, distribution or service organization or by entering into agreements with others at a competitive cost, we will be unable to market and sell successfully our products. We plan to enter into strategic relationships with other companies to provide services relating to our products, including product roll-out support, election worker education, help desk, and break/fix support. We cannot assure you that we will be able to develop and maintain successful relationships on terms acceptable to us. The failure to do so could materially and adversely affect the marketing and sale of our products.

WE RELY ON A THIRD-PARTY MANUFACTURER.

We currently rely, and expect to continue to rely, on a third party to manufacture our product. Our agreement requires us to acquire the product exclusively from this manufacturer unless the manufacturer is unable to produce and deliver on time our required quantity. To the extent that this manufacturer experiences financial or operational difficulties, our business could be interrupted. These difficulties could inhibit our ability to provide products in sufficient quantities with acceptable quality and at an acceptable cost to our customers. Any disruption in supply of our product from this manufacturer would cause us to delay delivery to our customers that could lead to a loss of sales and revenues.

WE FACE SUBSTANTIAL EXISTING COMPETITION AND POTENTIAL COMPETITION FROM OTHERS WHO HAVE SIGNIFICANTLY GREATER FINANCIAL AND OTHER RESOURCES.

We expect significant competition from existing competitors and potential competitors. We may not have the financial resources, technical expertise, sales and marketing abilities or support capabilities to compete successfully. Many of our existing competitors have greater market penetration, brand-name recognition, market presence, engineering and marketing capabilities, and financial, technological and personnel resources than we do. As a result, many of our competitors have several significant advantages over us as we seek to market and sell our products.

OUR FUTURE SUCCESS DEPENDS UPON RETAINING KEY PERSONNEL AND ATTRACTING NEW EMPLOYEES.

Our future performance depends significantly upon the continued contributions of both Mr. Dennis Vadura, our chief executive officer, and Mr. Frank J. Wiebe, our president. The loss of the services of Mr. Vadura or Mr. Wiebe or any of our senior management or key personnel could materially and adversely affect our business. We may not be able to retain these employees and searching for their replacements could divert attention from senior management and delay our ability to implement our business strategy. All of our senior management and key employees can terminate his or her relationship with us at any time.

If we are successful in implementing and developing our business, among other things, we expect that we will need to increase our workforce. Accordingly, our future success will likely depend on our ability to attract, hire, train and retain highly skilled management, technical, sales, marketing and customer support personnel. Competition for qualified employees is intense and our financial resources are limited. Consequently, we may not be successful in attracting, hiring, training and retaining the people we need, which would impede our ability to implement our business strategy.

WE HAVE ENGAGED IN TRANSACTIONS WITH A COMPANY OWNED BY TWO INDIVIDUALS WHO ARE DIRECTORS, OFFICERS AND SHAREHOLDERS.

In April 2002, we entered into a master services agreement with a company, Web Tools International, Inc., that is owned and operated by Messrs. Dennis Vadura and Frank Wiebe. Each of these individuals is a director, officer and shareholder with respect to both us and Web Tools International. The agreement terminated on March 31, 2004. The financial results of Web Tools International were consolidated with our results from January 1, 2004 through March 31, 2004. We owed Web Tools International $875,000 and $1,567,550, at June 30, 2003 and March 31, 2004, respectively.

WE WILL NEED TO CONTINUE TO IMPROVE AND DEVELOP PRODUCTS IN ORDER TO BE SUCCESSFUL.

We expect that the pace of technological advances in the computer voting machine industry will rapidly increase. Our ability to compete successfully is heavily dependent upon our ability to ensure a continuing and timely flow of competitive products and technology to the marketplace. We cannot assure you that we will be successful in the timely development of new and improved technologies.

WE ARE SUBJECT TO CURRENT LITIGATION.

We are defendants in two separate lawsuits. In addition, we may be subject to litigation in the future. For a description of this litigation, please see "ITEM 3 - LEGAL PROCEEDINGS."

WE MAY ACQUIRE OTHER BUSINESSES AND OUR BUSINESS COULD BE MATERIALLY AND ADVERSELY AFFECTED AS A RESULT OF ANY OF THESE ACQUISITIONS.

We are looking for strategic opportunities to grow our product offerings through acquisitions or strategic investments. In this regard, during the year ended June 30, 2003, we entered into an agreement to purchase all of the outstanding shares of Z prompt, Inc. that was recognized for accounting purposes during our fiscal quarter ended December 31, 2003. In November 2003, we entered into a non-binding letter of intent to acquire a company that provides consulting, software, support and services to the election industry in the United States. At May 31, 2004, we continued to negotiate the terms of a definitive agreement. In the future, we may acquire or make strategic investments in other complementary businesses. We have limited experience in acquiring or investing in other businesses and we may not be successful in completing, financing, or integrating an acquired business into our existing operations.

Any such acquisitions could involve the dilutive issuance of equity securities and the incurrence of debt. In addition, the acquisition of Z prompt, Inc. and future acquisitions may involve numerous additional risks, such as:

         o unanticipated costs associated with the acquisition or investment;

         o    diversion of management time and resources;

         o problems in assimilating and integrating the new business operations;

         o potential loss of key customers or personnel of an acquired company;

         o    increased legal and compliance costs; and

         o    unanticipated liabilities of an acquired company.

Even when an acquired company has already developed and marketed products, we can not assure you that the products will continue to be successful, that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to the acquired company or its products and that could materially and adversely affect us.

                        RISKS RELATING TO OUR TECHNOLOGY

SHOULD OUR PRODUCTS FAIL TO PERFORM PROPERLY, OUR REPUTATION COULD BE DAMAGED, WE COULD LOSE SALES AND CUSTOMERS AND WE COULD POTENTIALLY INCUR LIABILITIES.

Our products incorporate a number of intricate computer software programs and hardware components that must work seamlessly in order for our product to function correctly. While we expect our product to perform to the federal voting system standards, we cannot assure you that our product will function properly at all times. If our system's software programs or hardware components experience failure or malfunction or are alleged to have failed or malfunctioned, we are likely to receive significant adverse publicity - particularly if the failure is alleged to have had an effect on the outcome of an election. As a result, our reputation could be damaged, we could lose sales and customers and we could potentially incur liabilities.

SHOULD  WE  FAIL  TO  SECURE  OR  PROTECT  OUR  INTELLECTUAL   PROPERTY  RIGHTS,
COMPETITORS MAY BE ABLE TO USE OUR TECHNOLOGIES.

We have applied to the United States Patent and Trademark Office for a patent with respect to our electronic voting system that produces an official voter verifiable paper ballot and for trademark registration with respect to the AccuPoll name and logo. We cannot assure you that a patent will be issued or our trademarks will be registered. If issued, we cannot assure you that we will be able to defend or enforce the patent, trademark or other intellectual property rights that we may have in our products, name or logo. Although we may initiate litigation to stop infringement, intellectual property litigation is often expensive and could consume our limited financial resources. Additionally, third parties may be better able to sustain the costs of litigation. If we are unable to defend or enforce our rights, other parties may be able to use our technologies without paying any compensation to us. Furthermore, we cannot assure you that our competitors will not design around any issued patents, or improve upon our technology, or that we will be able to detect infringements. If we are unable to establish, defend or enforce rights to our technology, our business may be materially damaged.

SHOULD WE USE TECHNOLOGIES THAT CONFLICT WITH THE RIGHTS OF THIRD-PARTIES, OUR BUSINESS COULD BE MATERIALLY AND ADVERSELY AFFECTED.

Our competitors and others may have or acquire patent or other intellectual property rights that they could attempt to enforce against us. If they do so, the following could occur:

         o We could be sued and required to defend ourselves in time-consuming and costly litigation (even if it is ultimately determined that the claim is without merit);

         o We may be adjudged liable for substantial damages for past infringement, including possible treble damages if it is found that we have willfully infringed;

         o We may be prohibited from selling or licensing our product without a license which may not be available on commercially acceptable terms, if at all, or that may require us to pay substantial royalties;

         o We may have to redesign our products so that they do not infringe and such redesign may not be possible or may be costly and time-consuming.

If any of the foregoing occurs, our business is likely to be materially and adversely affected.

                          RISKS RELATING TO REGULATION

EACH OF OUR VOTING SYSTEM PRODUCTS MUST MEET QUALIFICATION AND CERTIFICATION STANDARDS BEFORE WE WILL BE ABLE TO SELL THEM.

In the United States, our ability to sell our voting system products depends on the qualification of each product through independent testing for compliance with the federal voting system standards. In addition, most states require state-level certification before we may sell our products to local jurisdictions in those states. Moreover, local jurisdictions may require acceptance level testing. At June 30, 2003, none of our products had been qualified or certified. In March, 2004, our DRE voting system was qualified as complying with the 1990 federal voting system standards, as to hardware, and 2002 federal voting system standards, as to software, and has been subsequently certified by the states of Arkansas, South Dakota and Utah. We are seeking qualification of our hardware under the 2002 federal voting system standards but cannot assure you that we will obtain that qualification. We cannot assure you that our products will be certified by additional states. If we are unable to obtain certification in additional states, we may not be able to generate sufficient revenues to achieve profitability.

STATE ELECTION OFFICIALS MAY DECERTIFY OUR PRODUCTS.

If certified in a state, our products will be subject to ongoing review by the state which may withdraw certification. For example, the California Secretary of State recently issued an order withdrawing certification of certain of our competitors' products. We cannot assure you that a state will not withdraw certification of our products on the basis that the product is defective, obsolete or otherwise unacceptable for use. If certification is withdrawn, we will not be able to continue to sell the product in the state and are likely to receive significant adverse publicity. As a result, our reputation could be materially damaged, causing us to lose sales and customers in other jurisdictions.

WE EXPECT FEDERAL VOTING SYSTEM STANDARDS, STATE CERTIFICATION AND OTHER LEGAL REQUIREMENTS PERTAINING TO OUR PRODUCTS TO CHANGE.

The market for computerized voting machines and related equipment for use in federal, state, local and other elections, is changing as new technical standards are considered. We expect that federal voting system standards, state certification and other legal requirements will change. We may not be able to anticipate new standards or changes to existing standards and we cannot assure you that our products will comply, or can be modified to comply with, any new or changed standards or requirements that may be adopted. If our products do not comply and cannot be modified to comply with new or changed standards or requirements, we may not be able to sell some or all of our products.

WE MAY NOT BE ABLE TO OBTAIN FEDERAL AND STATE CERTIFICATION OF PRODUCTS IN A TIMELY MANNER, WHICH COULD DELAY THE MARKETING AND SALES OF OUR PRODUCTS.

Independent testing authorities test and certify our products. There are a limited number of testing authorities able to test and certify our products in accordance with the federal voting system standards. These companies also conduct testing and certification for our competitors. Any delays or disruptions in the services provided by our independent testing authorities is likely to affect our ability to market and sell our products and could materially and adversely impact our sales and our ability to achieve profitability.

IF OUR PRODUCTS ARE NOT ACCEPTED BY FEDERAL, STATE, LOCAL AND FOREIGN GOVERNMENTS AND VOTERS AS REPLACEMENTS FOR CURRENT VOTING SYSTEMS, WE WILL NOT BE SUCCESSFUL.

Our success depends on the acceptance of our products as replacements for current voting systems both in the United States and abroad. Even if our products satisfy applicable qualification and certification requirements, local governments may elect not to purchase them for a number of reasons, including, but not limited to, voter acceptance of our technology. In recent years, there has been significant public controversy regarding the reliability, benefits and costs of various alternative voting systems, including electronic voting systems. We have expended a significant amount of our time and financial resources demonstrating our product capabilities to various state and local government officials. If our products do not achieve significant market acceptance among state and local governments, we may not be able to generate sufficient revenues to achieve profitability. In addition, if foreign governments do not accept our products, the long-term growth of our business will be limited.

WE WILL BE SUBJECT TO LAWS, REGULATIONS AND OTHER PROCEDURES WITH RESPECT TO GOVERNMENT PROCUREMENT.

Because we plan to sell our products to government agencies, we will be subject to laws, regulations and other procedures that govern procurement and contract implementation by those agencies. These agencies are likely to impose vendor qualification requirements, such as requirements with respect to financial condition, insurance and history. We have limited experience with government procurement and cannot assure you that we will be able to meet existing or future procurement laws, regulations and procedures or that we will be able to qualify as a vendor. Some procurement processes could involve an extensive period of product evaluation, including evaluation by the public. Compliance with government procurement and qualification requirements could significantly delay sales of our products. Delays could also occur due to protests of bid specifications or challenges to contract awards. If we fail to comply with an agency's procurement or vendor qualification requirements or procedures, we will be unable to market and sell our products to that agency. Government agencies may also impose contractual terms and conditions, such as warranty, termination and indemnification provisions, that are unfavorable to us.

OUR COSTS WILL INCREASE AS A RESULT OF NEW AND AMENDED SECURITIES REGULATIONS.

New and amended regulations adopted by the Securities and Exchange Commission will increase our accounting, legal and compliance costs as these changes become effective. Additionally, we expect increased accounting, legal and compliance costs because for periods beginning after June 30, 2003, we will no longer be subject to the less extensive disclosure requirements applicable to a "small business issuer" as defined by the Securities and Exchange Commission.

                        RISKS RELATING TO OUR SECURITIES

SOME HOLDERS OF OUR SECURITIES MAY HAVE THE RIGHT TO RESCIND THEIR PURCHASES.

We have offered and sold a substantial number of shares of common stock and warrants and options to purchase common stock without registration under the Securities Act of 1933, as amended, or qualification under state securities laws. If any offer or sale were not exempt from, or otherwise not subject to, federal and state registration and qualification requirements, the purchaser would have a number of remedies, including the right to rescind the purchase. The Securities Act of 1933, as amended, requires that any claim for rescission be brought within one year of the violation. We have sold approximately 16,233,718 shares of common stock and warrants and options to purchase approximately 12,937, 970 shares of common stock in the United States within one year of May 31, 2004. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the date of the violation. We have sold approximately 17,143,009 shares of common stock and warrants and options to purchase approximately 14,028,810 shares of common stock in the United States within two years of May 31, 2004. Further, we cannot assure you that courts will not apply equitable or other doctrines to extend the period within which purchasers may bring their claims. The number of warrants and options described above does not include warrants and options to purchase 3,600,000 shares of common stock issued within two years of May 31, 2004 to our chief executive officer, Dennis Vadura and our president, Frank Wiebe and a warrant to purchase 12,400,000 shares of common stock for which the holder has agreed in writing that it will not assert any right to rescission that it may have. However, we can not assure you that this agreement is enforceable.

Should federal or state securities regulators deem it necessary to bring administrative or legal actions against us based upon a failure to register or qualify, the defense of any enforcement action is likely to be costly, distracting to our management and if unsuccessful could result in the imposition of significant penalties. The filing of a claim for rescission or enforcement action against us or our officers or directors could materially and adversely impact our stock price, generate significant adverse publicity that materially affects our sales and materially impairs our ability to raise capital through future sales of our securities. We may also incur significant expenses should we determine that it is advisable to register shares issuable upon exercise of outstanding warrants or options or upon conversion of outstanding notes.

WE HAVE NOT FILED OR SENT INFORMATION STATEMENTS IN CONNECTION WITH STOCKHOLDER ACTIONS BY WRITTEN CONSENT.

In 2002, we effected a 1 for 5 reverse split of our issued and outstanding shares of common stock and filed amendments to Article IV of our articles of incorporation to provide for a class of preferred stock. Each of these actions required the approval of our stockholders that we believe was given by written consent. In connection with these written consents, we did not file with the Securities and Exchange Commission written information statements containing the information specified in its proxy rules. Also, we did not send information statements in advance of the action as required by the proxy rules of the Securities and Exchange Commission. Accordingly, it is possible that a stockholder could challenge the validity of these actions and the Securities and Exchange Commission could take enforcement action against us. The defense of any challenge or enforcement action is likely to be costly, distracting to our management and could in the case of an enforcement action result in the imposition of significant penalties. The filing of a stockholder challenge or an enforcement action could materially and adversely impact our stock price, generate significant adverse publicity that materially affects our sales, and materially impair our ability to raise capital through future sales of our securities.

SOME OF THE HOLDERS OF OUR COMMON STOCK MAY BE SUBJECT TO DILUTION.

As of May 24, 2004, we had outstanding warrants and options to purchase 73,309,110 shares of common stock and notes convertible into 31,802,483 shares of common stock, or approximately 42% of our outstanding shares of common stock on a fully diluted as converted basis. The exercise price of the warrants and options ranges from $.01 to $1.55 per share and the notes are currently convertible at prices ranging from $.0625 to $.1224 per share. The number of shares of common stock issuable upon conversion of certain of the notes may be greater in the future because the conversion price is the lower of the specified price or 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date. The exercise or conversion prices of these securities are generally substantially lower than our stock price. Therefore, holders of our common stock and potential investors are subject to substantial dilution if these securities are exercised or converted. The terms on which we could obtain additional capital may be adversely affected during the time that the warrants and options may be exercised or the notes converted.

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD CAUSE OUR STOCK PRICE TO FALL.

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline. As of June 30, 2003 and May 31, 2004, we had 112,945,963 and 148,449,049, respectively, shares of common stock outstanding, of which approximately 4,500,000 and 8,000,000, respectively, are freely tradable without restriction or further registration under the Securities Act of 1933, as amended. As of June 30, 2003 and May 31, 2004, our affiliates held approximately 63,111,600 shares of our common stock, which are transferable pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended. Although we do not believe that our affiliates have any present intentions to dispose of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future. We have filed a registration statement with the Securities and Exchange Commission on Form S-8 covering up to 12,000,000 shares of our common stock that are issuable upon exercise of outstanding warrants. The exercise of those options or warrants, and the prompt resale of shares of our common stock received, may result in downward pressure on the price of our common stock.

A DECLINE IN THE PRICE OF OUR COMMON STOCK COULD AFFECT OUR ABILITY TO RAISE FURTHER WORKING CAPITAL AND ADVERSELY IMPACT OUR ABILITY TO CONTINUE OUR NORMAL OPERATIONS.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations primarily have been financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations. We may be forced to reallocate funds from other planned uses and this would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, there can be no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not have the resources to continue our normal operations.

OUR CHIEF EXECUTIVE OFFICER AND OUR PRESIDENT EXERCISE SUBSTANTIAL CONTROL OVER OUR AFFAIRS.

At June 30, 2003, Dennis Vadura, our chief executive officer, and Frank Wiebe, our president, were the beneficial owners of approximately 35.9% and 24.4% of our common stock, respectively, without taking into account an additional 14.7% of our common stock which they share the right to vote by proxy. As a result, Messrs. Vadura and Wiebe, acting together, are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of Messrs. Vadura and Wiebe may differ from those of our other stockholders and they may be able to take actions that advance their respective interests to the detriment of our other stockholders. This ability to exercise control over the election of the board of directors may discourage, delay or prevent a merger or acquisition.

A MAJORITY OF OUR DIRECTORS ARE OFFICERS, EMPLOYEES AND SIGNIFICANT STOCKHOLDERS AND WE DO NOT HAVE AN AUDIT COMMITTEE.

Our board of directors presently consists of three members, two of whom are officers, employees and significant stockholders. Our board of directors has not established an audit committee for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements.

OUR COMMON STOCK IS QUOTED ON THE OTC BULLETIN BOARD AND TRADING MAY CONTINUE TO BE SPORADIC AND VOLATILE.

Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system or a stock exchange.

THE PRICE OF OUR COMMON STOCK IS LIKELY TO CONTINUE TO BE VOLATILE AND STOCKHOLDERS COULD INCUR SUBSTANTIAL LOSSES.

The market price of our common stock has been, and in the future is likely to be, highly volatile. This volatility could result in substantial losses for stockholders. Our stock price may fluctuate widely for a number of reasons, including:

         o Media reports and announcements with respect to electronic voting technology in general or our products or those of our competitors;

         o Qualification or certification, or withdrawal of certification, of our products or those of our competitors;

         o Changes in federal voting system standards, state certification standards or other legal requirements pertaining to our products;

         o Litigation initiated by or against us, including litigation pertaining to patents or other intellectual property rights;

         o Dissemination of information about us by others, including on Internet bulletin boards;

         o     Changes in our key personnel;

         o     General economic conditions; and

         o The occurrence of other events or circumstances described in these Risk Factors.

Companies are often sued by investors after periods of stock price volatility. This type of litigation could be filed against us in the future which could result in substantial expense and diversion of management's attention and, if successful, substantial damage awards.

TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S "PENNY STOCK" REGULATIONS WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure and suitability requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

OUR ARTICLES OF INCORPORATION AUTHORIZE THE BOARD OF DIRECTORS TO ISSUE AND DESIGNATE THE RIGHTS OF SERIES OF PREFERRED STOCK WITHOUT ACTION BY THE STOCKHOLDERS.

Our authorized capital stock consists of 600,000,000 shares of common stock and 80,000 shares of preferred stock. Our board of directors, without any action by stockholders, is authorized to divide the authorized shares of preferred stock into series and to designate the rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock, including but not limited to dividend, redemption, voting rights and preferences. The rights of holders of shares of preferred stock that may be issued might be superior to the rights granted to the holders of existing shares of common stock. Further, the ability of our board of directors to designate and issue series of preferred shares could impede or deter an unsolicited tender offer or takeover proposal and the issuance of additional shares having preferential rights could affect adversely the voting power and other rights of holders of our common stock.

PROVISIONS  OF  NEVADA  LAW  COULD  DISCOURAGE,   DELAY  OR  PREVENT  A  MERGER,
ACQUISITION OR OTHER CHANGE IN CONTROL OF US, EVEN IF A CHANGE IN CONTROL WOULD BENEFIT OUR STOCKHOLDERS.

At any time that we have 200 or more stockholders of record, we will be subject to Nevada's statutes that prohibit us from engaging in specified business combinations with "interested stockholders," including beneficial owners of 10% or more of the voting power of our outstanding shares. Thereafter, combinations may be permissible only if specified conditions are satisfied. Nevada law also provides that directors may resist a change or potential change in control if the directors determine that the change is opposed to, or not in the best interest of, the corporation. Additionally, Nevada law permits directors and officers in exercising their respective powers with a view to the interests of the corporation, to consider: the interests of the corporation's employees, suppliers, creditors and customers; the economy of the state and the nation; the interests of community and society; and the long-term as well as short-term interests of the corporation and its stockholders, including the possibility that these interests may be best served by the continued independence of the corporation. Accordingly, these statutory provisions could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future.

ITEM 2. DESCRIPTION OF PROPERTY.

We occupy approximately 10,000 square feet of office space located at 15101 Red Hill Ave. Suite # 220, Tustin, California. The cost of the lease is $1.10 per square foot. Our lease expires on July 31, 2006.

ITEM 3. LEGAL PROCEEDINGS.

In September 2003, we were served with a lawsuit filed in the Supreme Court of New York, County of New York, by Stern & Co Communications LLC, d/b/a Stern & Co. Stern alleging that we breached a contract with them by failing to tender payment in full for services rendered. Stern sought to recover damages in the amount of $35,000, and a warrant to purchase 36,000 shares of our common stock. In November 2003, we entered into a stipulated settlement agreement with Stern. In consideration for a full release of Stern's claims, we granted Stern 15,000 shares of common stock and a warrant to purchase 15,000 shares of common stock at an exercise price equal to our closing stock price on the date of issuance.

In December 2003, Paul Musco, the ex-President of our wholly-owned subsidiary, Z prompt, Inc. filed suit against us and Z prompt in Superior Court of California, County of Orange, California. The claim alleged breach of contract, fraud and misrepresentation stemming from our acquisition of, and his termination of his employment with, Z prompt. Mr. Musco is seeking damages in excess of $800,000, plus punitive damages. We believe that Mr. Musco breached his agreements with Z prompt and have filed a cross complaint for breach of contract, fraud, negligence and breach of fiduciary duty seeking $2,000,000. Mr. Musco has since filed his own cross-compliant against us, Dennis Vadura, Frank Wiebe and Craig Hewitt alleging fraud and tortious interference with contract. Although no assurance can be given that we will prevail on the merits, we will vigorously defend these allegations.

In October 2003, a former employee of Z prompt, Nathalie Luu, filed suit against us and Z prompt in Superior Court of California, County of Orange, California. The complaint claims wrongful termination, intentional infliction of emotional distress and retaliatory discharge, based on allegations that the plaintiff was terminated for reporting to management alleged fraudulent accounting practices by Z prompt management. The former employee is seeking $112,000 in monetary damages including loss of wages, plus punitive damages. Although no assurances can be given that we will prevail on the merits, we will vigorously defend these allegations.

On March 23, 2004, our wholly-owned subsidiary, Z prompt, Inc., filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Central District of California. As of May 31, 2004, Z prompt had not filed a proposed Plan of Reorganization.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There have been no matters submitted to a vote of the security holders during the fiscal year ended June 30, 2003.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE

Our common stock has been quoted on the OTC Bulletin Board over-the-counter market since June 2001, and is quoted under the symbol ACUP.OB . The following table sets forth the range of high and low closing bid prices per share of our common stock as reported by www.nasdaq.com. on the close of trading for such date for the fiscal years ended June 30, 2003 and June 30, 2002.

June 30, 2003: (1) (2)                   HIGH                LOW
                                         ----                ---
         1st Quarter                     $1.24              $ .90
         2nd Quarter                     $1.70              $ .75
         3rd Quarter                     $1.70              $1.01
         4th Quarter                     $1.14              $ .91

June 30 2002: (1) (2)
         1st Quarter                     $1.24               $.90
         2nd Quarter                     $1.62               $.85
         3rd Quarter                     $1.40              $1.02
         4th Quarter                     $1.40               $.91

(1) Prices take into account a 4 for 1 stock dividend that was effective July 2002; a 1 for 2,000 reverse stock split effective in May 2002; and a 1 for 5 reverse stock split effective in May 2002.

(2) These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

For a discussion risks relating to our securities, see "Risk Factors - Risks Relating to our Securities".

PREFERRED STOCK

Our Articles of Incorporation authorize 80,000 shares of preferred stock, $.01 par value per share. Our board of directors, without any action by stockholders, is authorized to divide the authorized shares of preferred stock into series and to designate the rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock, including but not limited to dividend, redemption, voting rights and preferences. The rights of holders of shares of preferred stock that may be issued may be superior to the rights granted to the holders of existing shares of common stock. Further, the ability of our board of directors to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal and the issuance of additional shares having preferential rights could affect adversely the voting power and other rights of holders of our common stock.

We have not filed a certificate of designation with respect to any series of preferred stock. During the year ended June 30, 2003, we agreed to issue a total of 71,529 shares of Series A Preferred Stock as collateral for secured notes. The parties have subsequently agreed to cancel the transaction. On December 31, 2003, we agreed to issue 8,471 shares of Series A Preferred Stock to two stockholders of record in exchange for 3,325,000 shares of common stock of Material Technologies, Inc. On May 7, 2004, we entered into an agreement whereby we exchanged the 3,325,000 shares of common stock of Material Technologies, Inc. for the 8,471 shares of Series A Preferred Stock. Accordingly, as of May 7, 2004, no preferred stock was issued or outstanding.

COMMON STOCK

Our Articles of Incorporation authorize 600,000,000 shares of common stock, $.001 par value per share. As of June 30, 2003 and May 24, 2004, we had 112,945,963 and 146,724,882, respectively, shares of common stock issued and outstanding that were held by approximately 1,000 stockholders of record.

OPTIONS AND WARRANTS

As of June 30, 2003 and May 24, 2004, we had outstanding warrants to purchase 30,586,415 and 55,139,110, respectively, shares of common stock at exercise prices ranging from $0.01 to $1.55 per share.

As of June 30, 2003 and May 24, 2004, we had outstanding stock options to purchase 12,450,000 and 18,170,000, respectively, shares of common stock at exercise prices ranging from $0.31 to $1.55 per share.

For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 11 "Security Ownership of Certain Beneficial Owners and Related Stockholder Matters - Equity Compensation Plan Information" of this Annual Report on Form 10-KSBA which is incorporated by reference into this Part II, Item 5.

REGISTRAR AND TRANSFER AGENT

As of June 30, 2003, our registrar and transfer agent was Interwest Transfer Co., Inc., 1981 Murray Road, Suite 100, Halliday, Utah 84117-5148; telephone
(801) 272-9294. Subsequent to the fiscal year ended June 30, 2003, we changed our registrar and transfer to Signature Stock Transfer, Inc. One Preston Park, 2301 Ohio Drive, Suite 100, Plano, Texas 75093; telephone (972) 612-4120.

DIVIDEND POLICY

We have not adopted any policy regarding the payment of dividends on our common stock. We do not intend to pay any cash dividends on our common stock in the foreseeable future. We expect to invest all of our cash resources in developing our business.

RECENT SALES OF UNREGISTERED SECURITIES

COMMON STOCK:

On April 1, 2003, AccuPoll issued 7,000 shares of common stock to a consultant for services valued at $7,280. We relied on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

On June 13, 2003, AccuPoll issued 450,000 shares of common stock to an investor for proceeds of $125,000. We relied on the exemption from registration under
Section 4(2) of the Securities Act.

Between April 1, 2003 and June 24, 2003, AccuPoll issued a total of 4,216,213 shares of common stock to various investors outside of the United States for cash proceeds of $587,660. We relied on Regulation S as an exclusion from registration under the Securities Act.

WARRANTS:

On April 11, 2003, AccuPoll issued to a consultant, in exchange for services, a warrant to purchase 25,000 shares of common stock at an exercise price of $1.02 per share. We relied on the exemption from registration under Section 4(2) of the Securities Act.

On April 21, 2003, AccuPoll issued to a consultant, in exchange for services, a warrant to purchase 150,000 shares of common stock at an exercise price of $1.05 per share. We relied on the exemption from registration under Section 4(2) of the Securities Act.

On June 19, 2003, AccuPoll issued to a consultant, in exchange for services, a warrant to purchase 250,000 shares of common stock at an exercise price of $.46 per share. We relied on the exemption from registration under Section 4(2) of the Securities Act.

On June 27, 2003 AccuPoll issued to a consultant, in exchange for services, a warrant to purchase 700,000 shares of common stock for services at an exercise price of $.75 per share. We relied on the exemption from registration under
Section 4(2) of the Securities Act.

On June 30, 2003, AccuPoll issued to a consultant, in exchange for services, a warrant to purchase an aggregate of 15,000 shares of common stock at an exercise price of $.75 per share. We relied on the exemption from registration under
Section 4(2) of the Securities Act.

Between May 26, 2003 and June 30, 2003, AccuPoll issued to various investors outside of the United States warrants to purchase an aggregate of 1,721,996 shares of common stock at exercise prices ranging from $.1224 to $.35 per share. We relied on Regulation S as an exclusion from registration under the Securities Act.

OPTIONS:

On June 18, 2003, AccuPoll issued to various employees and consultants options to purchase 5,410,000 shares of common stock at an exercise price of $.91 per share. We relied on the exemption under Section 4(2) of the Securities Act.

COMMISSIONS

From January 2002 to March 31, 2004, Andreea Porcelli, a member of our board of directors, has assisted us in the placement of our securities offerings in Europe. These offerings were excluded from registration under the Securities Act pursuant to Regulation S. As compensation for these services, Ms. Porcelli was entitled to receive $528,000 in cash and warrants to purchase an aggregate of 1,501,752 shares of our common stock at exercise prices ranging from $.1224 to $.75 per share. Ms. Porcelli has directed us to pay all cash compensation and issue all warrants to Montacino Ltd, Southampton Ltd and Continental Advisors S.A. Ms. Porcelli has advised us that she is not a beneficial owner or affiliate of any of these entities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

AccuPoll Holding Corp. ("AccuPoll", "we" or "us") was a development-stage company at June 30, 2003 that seeks to become a leader in developing and marketing computerized voting machines and their associated products and services for use in federal, state, local and private elections. We believe that we are currently the only publicly traded company focused solely on the election industry.

We have developed a direct recording electronic (DRE) voting system that provides a voter-verified paper audit trail that is both human and machine readable. Our system was qualified as meeting the federal voting system standards on March 25, 2004 and we believe that it is currently the only electronic voting system providing these features that is so qualified. Key benefits of our voting system include: an intuitive touch screen interface, an audit capability that includes multiple copies of the electronic records and a voter-verified paper audit trail (VVPAT) that is both human and machine readable. Additional benefits include the ability to support multiple languages, to provide under/over-vote warnings, the use of software based on open source products (e.g., Linux) and open standards (e.g., XML, Unicode, Java), and the use of non-proprietary hardware.

As of May 31, 2004, our DRE voting system was certified by the states of Arkansas, South Dakota and Utah. Currently, we are in the process of applying for certification in additional states.

Our objective is to protect an individual's right to vote by insuring access, accuracy, privacy and integrity in the voting process and in so doing to become the leading provider of polling place electronic voting solutions that are reliable, accurate, immediate, confidential, secure, easy-to-use and auditable

Our business is subject to numerous risks and uncertainties, you are strongly urged to consider carefully the risks and uncertainties described in "Risk Factors" below in Part I of this annual report on Form 10-KSB/A.

PLAN OF OPERATIONS

As of June 30, 2003, we have not generated any revenues from operations since the inception of AccuPoll, Inc., our wholly owned operating subsidiary, in August 2001. We do not expect to report any significant revenue until the successful development and marketing of our direct recording electronic (DRE) voting system. Additionally, after the launch of our products and services, there can be no assurance that we will generate positive cash flow and there can be no assurances as to the level of revenues, if any, that we may actually achieve from our planned operations.

Our expenses increased from $2.4 million for the period ended June 30, 2002 to $4.8 million for the year ended June 30, 2003 primarily because of increased general and administrative expenses and professional fee expenses. These expenses increased because we were an operating public company for the entire fiscal year. Our net loss for the year ended June 30, 2003 was $4.8 million and we expect that we will incur significant operating losses for the foreseeable future.

In accordance with Statement of Financial Accounting Standards Number 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" (SFAS 86), the cost of purchased computer software to be sold, leased or otherwise marketed that has no alternative future use shall be accounted for the same as the costs incurred to develop such software internally, as specified. Per SFAS 86, all costs incurred to establish the technological feasibility are research and development costs. In accordance with this provision, we have expensed approximately $176,000 of research and development related expenses from inception through September 2001. The expensed costs related to the creation of a working model from a white paper created by the founders, mainly related to the labor of the technicians and programmers, with a small portion related to various computer components. We reached technological feasibility, a working model, in September 2001, which was the product's first independent usage. Costs incurred subsequent to September 2001 have been capitalized.

Our success depends on our ability to obtain government contracts, primarily through counties in the United States, to replace their current voting systems with our DRE voting system.

LIQUIDITY AND CAPITAL RESOURCES

From August 2001, the date of our inception, through June 30, 2003, we have raised a total of approximately $2,400,000 from the sale of common stock and convertible notes and other securities.

Our cash was $0 at June 30, 2003.

We have a convertible debenture with Palisades Holdings, LLC whereby Palisades Holdings, at its discretion, may provide us loans of up to $1,250,000. The convertible debenture bears interest at an annual rate of 10% and matures on June 30, 2004. The debenture is convertible on 90 days written notice by Palisades Holdings at the lesser of (i) 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date or (ii) $.0625 per share. At June 30, 2003, we had borrowed $50,000 under such debenture. At May 31, 2004, the amount of principal and accrued but unpaid interest under such debenture equaled approximately $760,000.

On December 19, 2002 we issued a $165,000 note to an individual investor. The note bears interest at an annual rate of 8% and is payable upon demand. At May 31, 2004, the amount of principal and accrued but unpaid interest under such debenture equaled approximately $55,000.

We have offered and sold a substantial number of shares of common stock and warrants and options to purchase common stock without registration under the Securities Act of 1933, as amended, or qualification under state securities laws. If any offer or sale were not exempt from, or otherwise not subject to, federal and state registration and qualification requirements, the purchaser would have a number of remedies, including the right to rescind the purchase. The Securities Act of 1933, as amended, requires that any claim for rescission be brought within one year of the violation. We have sold approximately 16,233,718 shares of common stock and warrants and options to purchase approximately 12,937,970 shares of common stock in the United States within one year of May 31, 2004. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the date of the violation. We have sold approximately 17,143,009 shares of common stock and warrants and options to purchase approximately 14,028,810 shares of common stock in the United States within two years of May 31, 2004. Further, we cannot assure you that courts will not apply equitable or other doctrines to extend the period within which purchasers may bring their claims. The number of warrants and options described above does not include warrants and options to purchase 3,600,000 shares of common stock issued within two years of May 31, 2004 to our chief executive officer, Dennis Vadura and our president, Frank Wiebe and a warrant to purchase 12,400,000 shares of common stock for which the holder has agreed in writing that it will not assert any right to rescission that it may have. However, we can not assure you that this agreement is enforceable.

Our management believes that we will not generate any significant revenues in the next few months, nor will we have sufficient cash to fund our operations. As a result, our success will largely depend on our ability to secure additional funding through the sale of our common stock, debt and/or other securities. There can be no assurance, however, that we will be able to consummate any financing in a timely manner, or on a basis favorable to us or at all.

CAPITAL EXPENDITURES

We anticipate certain capital expenditures related to developing and testing subsequent versions of the voting system hardware and software. We estimate such capital expenditures for hardware to be approximately $500,000 and an additional $500,000 for software over the course of the fiscal year ending June 30, 2004. We will be reliant on future fund raising in order to pay for development and testing of these subsequent versions.

GOING CONCERN

Our independent certified public accountants have stated in their audit report included in this Form 10-KSB/A, that we have incurred losses from operations, negative working capital, and lack of operational history. These conditions, among others, raise substantial doubt about our ability to continue as a going concern.

INFLATION

Our management believes that inflation has not had a material effect on our results of operations.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and the accompanying notes. The amount of assets and liabilities reported on our balance sheet and the amount of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for equity instruments subject to rescission, software development costs, estimated allowance for doubtful accounts, the realizability of our investments in affiliated companies and the valuation of deferred tax assets. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

EQUITY INSTRUMENTS SUBJECT TO RESCISSION

We account for common stock and other equity instruments that may be subject to rescission claims at estimated fair value (based on applicable measurement criteria) in accordance with (1) the Securities and Exchange Commission's promulgated accounting rules and interpretive releases, and (2) the applicable provisions of Statement of Financial Accounting Standards (SFAS) No. 150 and its related interpretations. Under the Securities and Exchange Commission's interpretation of accounting principles generally accepted in the United States, reporting such claims outside of stockholders' equity/deficit is required regardless of how remote the redemption event may be.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In accordance with SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold Leased or Otherwise Marketed," we capitalize certain costs related to the development of new software products or the enhancement of existing software products for sale or license. These costs are capitalized from the point in time that technological feasibility has been established, as evidenced by a working model or detailed working program design to the point in time that the product is available for general release to customers. Capitalized development costs will be amortized on a straight-line basis over the estimated economic lives of the products, beginning with the general product release to customers. Research and development costs incurred prior to establishing technological feasibility and costs incurred subsequent to general product release to customers are charged to expense as incurred. We periodically evaluate whether events or circumstances have occurred that indicate that the remaining useful lives of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.

At June 30, 2003, we believe that no revisions to the remaining useful lives or write-down of capitalized software development costs are required. Our systems were qualified as meeting federal voting system standards in late March 2004. We will begin amortizing the capitalized software development costs over a period of twelve months beginning April 2004.

STOCK BASED COMPENSATION

We account for stock-based compensation issued to employees using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock issued to Employees." Under the intrinsic value based method, compensation expense is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

SFAS 123, "Accounting for Stock-Based Compensation," if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant, stock volatility and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS 123 is optional and we have elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if we adopted the cost recognition requirement under SFAS 123, are required to be presented. For stock-based compensation issued to non-employees, we use the fair value method of accounting under the provisions of SFAS 123.

Financial Accounting Standards Board (FASB) Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25" clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. We believe that we account for transactions involving stock compensation in accordance with FIN 44.

SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123," provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

CONSOLIDATION OF WEB TOOLS INTERNATIONAL, INC.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51". The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or
VIEs), and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for us are as follows: (a) for interests in special-purpose entities: the first period ended after December 15, 2003; and (b) for all other types of VIEs: the first period ended after March 15, 2004.

As disclosed in the accompanying notes to our June 30, 2003 consolidated financial statements, we are associated with Web Tools International, Inc. (WTI) through common ownership; in addition, we are virtually WTI's only customer for software development services. Based on these and other factors, we have determined that (1) WTI is a VIE and (2) we are its primary beneficiary. Therefore, effective January 1, 2004, the accounts of WTI will be consolidated with those of AccuPoll.

RECENT ACCOUNTING PRONOUNCEMENTS

We continue to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in Note 1 of the consolidated financial statements included in this amended report on Form 10-KSB/A.

ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements of AccuPoll for its fiscal year ended June 30, 2003 are provided with this Form 10-KSB/A and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

On May 24, 2002, we selected Squar, Milner, Reehl + Williamson, LLP, (Squar) as our independent auditors to audit the consolidated financial statements of AccuPoll for the fiscal year ended June 30, 2002. Our prior fiscal year end financial statements were audited by Mantyla McReynolds (Mantyla). We dismissed Mantyla on May 24, 2002. The decision to change auditors was approved by the Board of Directors.

During the fiscal years ended June 30, 2000 and June 30, 2001, and any subsequent interim period prior to May 24, 2002, we believe that there were no disagreements with Mantyla on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mantyla would have caused them to make reference to the subject matter of the disagreements in connection with their audit report. Mantyla's audit report on the financial statements of AccuPoll for fiscal 2000 and 2001 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. Mantyla's report for the fiscal year ended June 30, 2001 and the three months ended June 30, 2000, contained a going concern paragraph and a fourth explanatory paragraph describing going concern contingencies.

During the fiscal years ended June 30, 2000 and June 30, 2001, and any subsequent interim period prior to May 24, 2002, we believe that there was no disagreement or difference of opinion with Mantyla regarding any "reportable event" as that term is defined in Item 304(a)(1)(iv)(B) of Regulation S-B. There were no reportable events as that term is defined in Item 304(a)(1)(iv)(B) of Regulation S-B.

During the two most recent fiscal years ended June 30, 2002, AccuPoll (or anyone on AccuPoll's behalf) did not consult Squar in connection with AccuPoll's financial statements regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on AccuPoll's consolidated financial statements or any matter that was the subject of a reportable event.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003. This evaluation was carried out under the supervision and with the participation of our management, including our principal (chief) executive officer and principal (chief) financial officer. Based upon the evaluation, our principal (chief) executive officer and principal (chief) financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at June 30, 2003.

There have been no changes in our internal control over financial reporting during our quarter ended June 30, 2003 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to June 30, 2003, we hired additional accounting personnel to re-evaluate and revise our disclosure controls and procedures and to implement new disclosure controls and procedures. As part of this plan and implementation, we are re-evaluating and re-designing and documenting policies and procedures, putting those procedures in operation and monitoring the effectiveness of the procedures.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTANT.

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers and directors and their ages as of June 30, 2003 are as follows:

NAME                   AGE   POSITION
-------------------    ---   ---------------------------------------------------
Dennis Vadura          42    Director and Chief Executive Officer
Frank J. Wiebe         43    Director, President, Secretary and Treasurer
Craig A. Hewitt        35    Chief Financial Officer
Chester Noblett Jr.    59    Executive Vice President, Sales + Marketing
Jo-Ann Zakielarz       51    Vice President, Government Affairs/Global Alliances
Andreea M. Porcelli    35    Director

Our executive officers and directors hold office until their successors are elected and qualified, or until their death, resignation or removal. The background and principal occupations of each executive officer and director of AccuPoll are as follows:

DENNIS VADURA has been a director and our Chief Executive Officer since May 20, 2002. From April 2000 to the present, he has been the Chief Executive Officer of Web Tools International, Inc., software development and consulting company. From April 1999 to April 2000, Mr. Vadura was a senior technical architect employed by Electronic Data Systems ("EDS"). From 1996 to April 1999, he was employed by companies acquired by EDS in similar positions. Mr. Vadura received a B.S. degree in mathematics in 1984 and a M.S. in computer science from the University of Waterloo (Canada).

FRANK WIEBE has been a director and our President, Secretary and Treasurer since May 20, 2002. From May 2000 to the present, he has been the Vice President of Web Tools International, Inc. software development and consulting company. From November 1992 to the May 2000, he was employed at various positions, including Strategic Program Manager from January 1998 to May 2000, with EDS E.solutions business unit. He previously held various positions with the Gemini Group. Mr. Wiebe received a B.S. degree in computer science from the University of Manitoba in 1982, and received a Masters of Science degree (computer science) from the University of Manitoba in 1987.

CRAIG HEWITT has been our chief financial officer since May 2002. Mr. Hewitt also owns and operates Hewitt & Associates, Inc., a financial consulting company. From August 2000 to September 2001, he was the chief financial officer of Junum Incorporated, a public company engaged in credit and finance services. From August 1998 to August 2000, Mr. Hewitt was chief financial officer for Universal Broadband Networks, a public company engaged in telecommunications. From August 1995 to August 1998, he was the chief financial officer/controller of Compreview, Inc. a software development company. Mr. Hewitt received a business degree from California State University - Fullerton in 1990.

CHESTER NOBLETT has our Vice-President of Sales & Marketing since July 2002 and is responsible for the AccuPoll sales organization. From June 1999 to December 2001, he was chief executive officer for eSAT, an Internet broadband company. He served briefly as interim chief financial officer of eSAT from January 1997 to February 1998 before being promoted to chief executive officer. From 1991 to 1996, Mr. Noblett was employed as the chief executive officer for Tradom International, a subsidiary of Asahi Shoucian, Inc., an international trading company. Mr. Noblett received a B.S. degree in Business Administration from the University of Southern California in 1971 and an MBA from Southern States University in 1996. Mr. Noblett is a military veteran.

JO-ANN ZAKIELARZ has been our Vice President of Government Relations and Global Alliances since January 2003. From 1990 to January 2003, Ms. Zakielarz was with Unisys Corp. where she developed, promoted and implemented technology solutions for state and local election officials. Her experience ranges from selling and consulting on the implementation of precinct voting systems to statewide-centralized voter registration systems. She has provided testimony in the Federal Election Commission Hearings and debates in the United States Congress, on various matters including the National Voter Registration Act of 1993.

ANDREEA M. PORCELLI has been a director of AccuPoll since May 20, 2002. From August 2, 2002 to the present Ms. Porcelli has been an independent consultant with Continental Advisors S.A. (U.K.). From October 2000 to August 2002, she was a registered representative of Schneider Securities, Inc. From May 2000 to October 2000, she was a registered representative of Berry-Shino Securities, Inc. From March 1999 to May 2000, Ms. Porcelli was a registered representative of Paulson Investment Company, Inc. From November 1998 to March 1999, Ms. Porcelli was a registered representative with Gilford Securities Incorporated. From June 1998 to November 1998, she was a registered representative with North Coast Securities Corporation. From March 1998 to May 1998, she was a registered representative with Van Kasper + Company. From June 1996 to February 1998, she was a registered representative with MH Meyerson + Co. Ms. Porcelli graduated from Franklin College (Switzerland) in 1992 with a degree in international relations and economics.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires AccuPoll's executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on the review of copies of such reports furnished to AccuPoll and written representations that no other reports were required, we believe that during the fiscal year ended June 30, 2003, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the total compensation, paid to or earned during each of our last three fiscal years by (i) our Chief Executive Officer and (ii) our other executive officers for the fiscal year ended June 30, 2003 (collectively referred to herein as the "Named Executive Officers").

                                                  SUMMARY COMPENSATION TABLE
                                          Annual Compensation                       Long Term Compensation
                                   ----------------------------------  ------------------------------------------------
                                                                               Awards                   Payouts
                                                                       -----------------------  -----------------------
                                                           Other       Restricted   Securities                 All
Name +                                                     Annual         Stock     Underlying    LTIP        Other
Principal               Fiscal       Salary    Bonus    Compensation     Awards      Options    Payouts   Compensation
Position                 Year         ($)       ($)        ($)(1)          ($)       SARS (#)     ($)        ($)(2)
--------------------  ---------     ---------  ------  --------------  -----------  ----------  --------  -------------
Dennis Vadura         6/30/2003      $115,000    0           *              0        2,400,000     0            0
(CEO)                 6/30/2002        28,750    0           *              0        4,032,000     0            0
                      6/30/2001             0    0           *              0                0     0            0

Frank Wiebe           6/30/2003      $115,000    0           *              0        1,200,000     0            0
(President)           6/30/2002        28,750    0           *              0        2,016,000     0            0
                      6/30/2001             0    0           *              0                0     0            0

Craig Hewitt          6/30/2003       $92,084    0           *              0          250,000     0            0
(CFO)                 6/30/2002        15,000    0           *              0          300,000     0            0
                      6/30/2001             0    0           *              0                0     0            0

Chester Noblett Jr.   6/30/2003       $79,269    0           *              0        1,200,000     0            0
(VP Sales)            6/30/2002             0    0           *              0                0     0            0
                      6/30/2001             0    0           *              0                0     0            0

Jo-Ann Zakielarz      6/30/2003       $33,846    0           *              0          600,000     0            0
(VP Global Affairs)   6/30/2002             0    0           *              0                0     0            0
                      6/30/2001             0    0           *              0                0     0            0

(1) Personal benefits received by our named executive officers are valued below the levels that would otherwise require disclosure under the rules of the Securities and Exchange Commission.

(2) We do not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits to our named executive officers.

OPTION GRANTS IN LAST FISCAL YEAR

The following table shows all options to acquire shares of our common stock granted to Named Executive Officers during the fiscal year ended June 30, 2003.

-------------------------------------------------------------------------------------------------------------
                          Number of Securities      Percent of Total
                               Underlying               Options
                                Options                Granted to        Exercise or
                                Granted               Employees in       Base Price
Name                              (#)                  Fiscal Year        ($/Share)       Expiration Date
-------------------------------------------------------------------------------------------------------------
Dennis Vadura                    2,400,000                 33.52%            $.91           06/18/2013

Frank Wiebe                      1,200,000                 16.76%            $.91           06/18/2013

Craig Hewitt                       250,000                  3.49%            $.91           06/18/2013

Chester Noblett Jr.                400,000                  5.59%          $.3125           03/12/2008
                                   500,000                  6.98%            $.91           06/18/2013
                                   300,000                  4.19%            $.80           03/12/2008

Jo-Ann Zakielarz                   600,000                  8.38%           $1.25           12/04/2012

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

The following table shows all stock options exercised by a Named Executive Officer during the fiscal year ended June 30, 2003 and the number and value of options they held at such fiscal year end.

-------------------------------------------------------------------------------------------------------------------------
                                                                     Number of                       Value of
                                     Shares                         Securities                     Unexercised
                                    Acquired                  Underlying Unexercised               In the Money
                                       on        Value              Options at                       Options
                                    Exercise    Realized        Fiscal Year-End (#)         at Fiscal Year-End ($)(1)
Name                                  (#)         ($)       Exerciseable Unexercisable      Exercisable Unexercisable
-------------------------------------------------------------------------------------------------------------------------
Dennis Vadura                          0          n/a      2,056,000         4,376,000       $  869,960    $1,539,160

Frank Wiebe                            0          n/a      1,028,000         2,188,000       $  434,980    $  769,580

Craig Hewitt                           0          n/a        362,500           187,500       $  179,250    $        0

Chester Noblett                        0          n/a        400,000                 0       $  264,000    $        0
                                       0          n/a        125,000           375,000       $        0    $        0
                                       0          n/a        300,000                 0       $   33,000    $        0

Jo-Ann Zakielarz (6/30/2003)           0          n/a        200,000           400,000       $        0    $        0

(1) Represents the difference between the closing bid price ($.91) of our common stock on June 30, 2003, the last trading day of our fiscal year ended June 30, 2003, and the exercise price of the options.

EXECUTIVE EMPLOYMENT AGREEMENTS

On May 20, 2002, we entered into employment agreements with Dennis Vadura, our chief executive officer, and Frank Wiebe, our president, secretary and treasurer. Each employment agreement has a three year term and provides for an annual base salary of $115,000, with a minimum annual 10% increase as determined by our board of directors. The agreements also provide that Messrs. Vadura and Wiebe will be entitled to participate in AccuPoll's management stock incentive plan as soon as reasonably practicable. Bonus compensation, if any, is to be determined by the board of directors or the compensation committee of the board of directors, but cannot exceed 100% of their then applicable annual salary. Under the agreements, if either Mr. Vadura or Mr. Wiebe voluntarily resigns or is terminated with cause (as defined in the agreements), he will only be entitled to receive his compensation through the date of termination. If either Mr. Vadura's or Mr. Wiebe's employment is terminated by either officer for good reason (as defined in the agreements) or by AccuPoll without cause, he will be entitled to a lump-sum severance payment in an amount equal to his then current annual salary and AccuPoll will be required to provide all of his benefits for a twelve month period. If either Mr. Vadura or Mr. Wiebe is permanently disabled, AccuPoll will pay him his then current annual salary and provide all benefits through the remainder of the calendar year and a three month period thereafter. If either Mr. Vadura or Mr. Wiebe dies, AccuPoll will pay his then current annual salary through the calendar month in which such death occurs.

On May 29, 2002, we entered into a consulting agreement with Craig A. Hewitt, our chief financial officer. This agreement provides for compensation of $5,000 per month through August 31, 2002, and $7,500 per month thereafter. We also granted Mr. Hewitt an option to purchase 300,000 shares of common stock at an exercise price of $.3125 per share. As of May 29, 2003, all of the options vested. The options are exercisable for a period of 5 years from the date of grant. This agreement has been renewed and expired on May 29, 2004.

COMMITTEES

We do not have an audit committee, nominating committee, or an executive committee of the board of directors. However, the board of directors may establish various committees in the future.

BENEFIT PLANS

We do not have any pension plan, profit sharing plan, or similar plans for the benefit of our officers, directors or employees. However, we may establish such plans in the future.

BOARD COMPENSATION

Each non-employee director receives $500 for each board meeting attended, and for each committee meeting attended on days other than those on which the Board meets.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership as of June 30, 2003 of our common stock by (a) each person known to us owning beneficially more than five percent of the outstanding shares of our common stock, (b) each of our directors, (c) the executive officers named in the Summary Compensation Table set forth in the "Executive Compensation" section of this Annual Report, and (d) all of our executive officers and directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned. However, under California law, personal property owned by a married person may be community property that either spouse may manage and control, and we have no information as to whether any shares shown in the following table are subject to California community property law. Unless otherwise indicated, the address of each of the stockholders named below is our principal executive office. THE INFORMATION PROVIDED IN THIS TABLE IS BASED ON OUR RECORDS, INFORMATION FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AND INFORMATION PROVIDED TO US.

THE NUMBER OF SHARES BENEFICIALLY OWNED BY EACH ENTITY, PERSON, DIRECTOR OR EXECUTIVE OFFICER IS DETERMINED UNDER THE RULES OF THE SECURITIES AND EXCHANGE COMMISSION, AND THE INFORMATION IS NOT NECESSARILY INDICATIVE OF BENEFICIAL OWNERSHIP FOR ANY OTHER PURPOSE. UNDER THESE RULES, BENEFICIAL OWNERSHIP INCLUDES ANY SHARES AS TO WHICH THE INDIVIDUAL HAS THE SOLE OR SHARED VOTING POWER OR INVESTMENT POWER AND ALSO ANY SHARES THAT THE PERSON HAS THE RIGHT TO ACQUIRE WITHIN 60 DAYS OF JUNE 30, 2003 THROUGH THE EXERCISE OF ANY STOCK OPTION OR OTHER RIGHT. SHARES THAT A PERSON HAS THE RIGHT TO ACQUIRE ARE DEEMED TO BE OUTSTANDING FOR THE PURPOSE OF COMPUTING THE PERCENTAGE OWNERSHIP OF THAT PERSON, BUT ARE NOT DEEMED TO BE OUTSTANDING FOR THE PURPOSE OF COMPUTING THE PERCENTAGE OWNERSHIP OF ANY OTHER PERSON.

                                                  Amount and Nature of     Percentage of Class
NAME AND ADDRESS OF BENEFICIAL OWNER              Beneficial OWNERSHIP            OWNED
------------------------------------              --------------------     -------------------
Dennis Vadura (1) (2) (3)                              55,526,560                 48.7%
Frank Wiebe (1) (2) (4)                                43,367,040                 38.0%
Craig Hewitt (5)                                        1,162,806                  1.0%
Andreea M. Porcelli                                             0                     *
Chester Noblett (6)                                     1,200,000                  1.0%
Jo-Ann Zakielarz (7)                                      600,000                     *
Directors and Officers as a group                      80,392,240                 70.5%

         * Less than 1% of the issued and outstanding shares.

(1) Includes 3,064,000 shares of common stock held by Web Tools International, Inc., a company owned and controlled by Messrs. Vadura and Mr. Wiebe.

(2) Includes 18,400,000 shares of common stock as to which Messrs. Vadura and Wiebe have shared voting power pursuant to proxies granted by stockholders. Messrs. Vadura and Wiebe have no economic interest in such stock.

(3) Includes an option to purchase 800,000 shares at an exercise price of $.91 per share which expires on June 18, 2013; and an option to purchase 4,032,000 shares at an exercise price of $.3125 per share which expires on May 29, 2012

(4) Includes an option to purchase 400,000 shares at an exercise price of $.91 per share which expires on June 18, 2013; and an option to purchase 2,016,000 shares at an exercise price of $.3125 per share which expires on May 29, 2012.

(5) Includes 551,000 shares held by Hewitt & Associates, Inc., a corporation solely owned by Mr. Hewitt. Includes an option to purchase 250,000 shares at an exercise price of $.91 per share which expires on June 18, 2013; and an option to purchase 300,000 shares at an exercise price of $.3125 per share which expires on August 26, 2013.

(6) Includes an option to purchase 400,000 shares at an exercise price of $.25 per share which expires on March 12, 2008; an option to purchase 500,000 shares at an exercise price of $.91 per share which expires on June 18, 2013; and an option to purchase 250,000 shares at an exercise price of $.75 per share which expires on March 12, 2008.

(7) Includes an option to purchase 600,000 shares of common stock at an exercise price of $1.54 per share which expires on December 4, 2012.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning the shares of common stock that may be issued upon exercise of outstanding options under all of AccuPoll's equity compensation plans as of June 30, 2003.

-----------------------------------------------------------------------------------------------------------------------------
                                             (A)                          (B)                            (C)
                                -----------------------------  -------------------------  -----------------------------------
                                                                                            Remaining Available for Future
                                    Number of Securities           Weighted-Average              Issuance Under Equity
                                 To Be Issued Upon Exercise        Exercise Price of        Compensation Plans (Excluding
                                   of Outstanding Options,       Outstanding Options,          Securities Reflected in
                                     Warrants and Rights          Warrants and Rights                 Column (A)
Plan Category                                (#)                          ($)                            (#)
-----------------------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                                 --                     $    0                           n/a

Equity compensation
plans not approved by
security holders                         43,036,415                     $ 0.47                           n/a

Total                                    43,036,415                     $ 0.47                           n/a

We have a 2002 Consultant Compensation Plan which authorizes us to grant non-qualified stock options with or without stock appreciation rights (SAR's) and stock bonuses to our consultants. There are 12,000,000 shares of common stock available for grant to participants under the plan. Our board of directors determined to adopt the plan to retain and compensate consultants and to provide additional incentive for consultants. Shares involved in the unexercised portion of any terminated or expired option may again be available for grant, provided that to the extent any option in whole or in part is surrendered as the result of the exercise of a SAR, the shares subject to the surrendered portion of the option will no longer be available for use under the plan. The exercise price of any option issued under the plan may not be less than 85% of the fair market value of the shares on the date of grant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

MASTER SERVICES AGREEMENT

In April 2002, we entered into a Master Services Agreement whereby Web Tools International, Inc. (WTI) provided substantially all non-production services related to the manufacture of our voting system. Under the agreement AccuPoll was charged hourly rates for WTI's employees working on AccuPoll matters. In addition, AccuPoll reimbursed WTI for all reimbursable expenses, as defined in the agreement. AccuPoll was not charged for the use of the office space or fixed assets of WTI. All overhead related charges were included in the basic hourly rates charged by WTI to AccuPoll. The agreement expired on March 31, 2004. All ideas, inventions, concepts, know-how, methods, methodologies, processes, algorithms, techniques, compilations, software and other works of authorship of any nature created or developed by WTI during the course of performance of the agreement are the exclusive property of AccuPoll. WTI is owned and operated by Dennis Vadura and Frank Wiebe. Mr. Vadura is our chief executive officer, a director and stockholder. Mr. Wiebe is our president, treasurer and secretary, a director and a stockholder. During the fiscal year ended June 30, 2003, WTI invoiced approximately $1,300,000 to AccuPoll under the terms of the agreement, of which approximately $925,000 remained due and payable as of June 30, 2003.

From January 2002 to March 31, 2004, Andreea Porcelli, a member of our board of directors, has assisted us in the placement of our securities offerings in Europe. These offerings were excluded from registration under the Securities Act pursuant to Regulation S. As compensation for these services, Ms. Porcelli was entitled to receive $528,000 in cash and warrants to purchase an aggregate of 1,501,752 shares of our common stock at exercise prices ranging from $.1224 to $.75 per share. Ms. Porcelli has directed us to pay all cash compensation and issue all warrants to Montacino Ltd, Southampton Ltd and Continental Advisors S.A. Ms. Porcelli has advised us that she is not a beneficial owner or affiliate of any of these entities.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (A)      REPORTS ON FORM 8-K

                  Current reports on Form 8-K were filed by AccuPoll during its fiscal year ended June 30, 2003, specifically indicated below:

                  The Form 8-K report filed on April 23, 2003

                  The Form 8-K/A report filed on June 23, 2003

                  The Form 8-K/A report filed on June 25, 2003

         (B)      EXHIBITS

                  INDEX TO EXHIBITS

            EXHIBITS    DESCRIPTION

                3.1     Articles  of   Incorporation   dated  January  25,  1985
                        (Incorporated by reference from Exhibit 3(i) to Form 10-KSB for fiscal year ended June 30, 2000)

                3.2 Amendment to Articles of Incorporation dated November 4, 1985 (Incorporated by reference from Exhibit 3(ii) to Form 10-KSB for fiscal year ended June 30, 2000)

                3.3 Amendment to Articles of Incorporation dated May 23, 2002 (Incorporated by reference from Exhibit 3(iii) to Form 10-KSB for fiscal year ended June 30, 2000, filed October 7, 2002)

                3.4 Bylaws (Incorporated by reference from Exhibit 3(iii) to the Form 10-KSB for the fiscal year ended June 30, 2002)
                        3.5 Amendment to Bylaws

                4.1 Debenture, dated June 20, 2003 between AccuPoll and Palisades Holdings, LLC

                9.1 Proxy in favor of Dennis Vadura and Frank Wiebe from Picasso, LLC (Incorporated by reference from Exhibit
                        10.9 to the Form 10-KSB for the fiscal year ended June 30, 2002, filed October 7, 2002)

                9.2 Proxy in favor of Dennis Vadura and Frank Wiebe from ViperTrust (Incorporated by reference from Exhibit 10.10 to the Form 10-KSB for the fiscal year ended June 30, 2002, filed October 7, 2002)

                9.3 Proxy in favor of Dennis Vadura and Frank Wiebe from Aramis Investment, LLC

                9.4 Proxy in favor of Dennis Vadura and Frank Wiebe from The Glacier Trust

                9.5 Proxy in favor of Dennis Vadura and Frank Wiebe from Morpheus Trust

                10.1 Stock Exchange Agreement dated May 20, 2002, between WIPC and AccuPoll, Inc., Dennis Vadura and Frank Wiebe (Incorporated by reference from Exhibit 1 to Form 8-K/A filed May 28, 2002)

                10.2 Employment Agreement, dated May 20, 2002, between Dennis Vadura and AccuPoll 10.3 Employment Agreement, dated May 20, 2002, between Frank Wiebe and AccuPoll

                10.4 Indemnification Agreement, between Dennis Vadura and AccuPoll (Incorporated by reference from Exhibit 10.13 to the Form-KSB for fiscal year ended June 30, 2002, filed October 7, 2002)

                10.5    Indemnification  Agreement,   between  Frank  Wiebe  and
                        AccuPoll Exhibit 10.14 to the Form-KSB for fiscal year ended June 30, 2002, filed October 7, 2002

                10.6 Master Services Agreement dated April 2002 with Web Tools International, Inc. (Incorporated by reference from Exhibit 10.7 to Form-KSB for fiscal year ended June 30, 2002, filed October 7, 2002)

                10.7 Consulting Agreement dated April 23, 2002 between AccuPoll and GCH Capital, Ltd (Incorporated by reference from Exhibit 10.8 to Form-KSB for fiscal year ended June 30, 2002, filed October 7, 2002)

                10.8 Consulting Agreement, dated May 29, 20002 between Craig Hewitt and AccuPoll (Incorporated by reference from Exhibit 10.17 to the Form-KSB for fiscal year ended June 30, 2002, filed October 7, 2002)

                10.9 Reorganization Agreement dated April 9, 2003 between AccuPoll and Z prompt, Inc. (Incorporated by reference from Exhibit to Form 8-K filed April 23, 2003)

                10.10 AccuPoll 2002 Consultant Compensation Plan (Incorporated by reference from Exhibit 10 to Form S-8 filed June 11, 2002.

                10.11   Location  Incentive  Agreement,   dated  December  2002,
                        between AccuPoll and Amarillo Economic Corporation.

                10.12 Exclusive Territory and Compensation Agreement, November 4, 2003, by and between AccuPoll and AmCad, LLC

                10.13 Teaming Agreement, dated December 1, 2002, by and between AccuPoll and Electronic Data Systems

                10.14 Standard Sublease dated July 23, 2003 between Greenberg Farrow Architecture, Inc. and AccuPoll

                16.1 Letter of Mantyla + McReynolds regarding change of certifying accountant to Squar, Milner, Reehl + Williamson, LLP (Incorporated by reference from Exhibit 16 to From 8-K filed August 9, 2001)

                21.1    List of Subsidiaries

                23.1    Consent of Accountants

                31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

                31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

                32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the fiscal year ended June 30, 2003, AccuPoll's fees for professional services rendered by its independent auditors were as follows:

(a) AUDIT FEES: Aggregate fees billed or expected to be billed for professional services rendered for the audit of our fiscal year 2003 annual financial statements and review of the financial statements in our reports on Form 10-QSB: $58,000.

(b) AUDIT RELATED FEES: $67,700 (approximately $55,000 of which is related to the audits of Z prompt, Inc.).

(c)      TAX FEES: $6,757.


(d)      ALL OTHER FEES: $0.


Our board of directors has considered and determined that the services rendered by the independent certified public accountants with respect to the foregoing fees are compatible with maintaining their independence, and all such fees were pre-approved by our board of directors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date:    June 7, 2004

                               ACCUPOLL HOLDING CORP.


                               By:  /s/ Frank J. Wiebe
                                  ---------------------------------------------
                                        Frank J. Wiebe


                               By:  /s/ Dennis Vadura
                                  ---------------------------------------------
                                        Dennis Vadura


                               By: /s/  Craig A. Hewitt
                                  ---------------------------------------------
                                        Craig A. Hewitt


                               By: /s/  Andreea M. Porcelli
                                  ---------------------------------------------
                                        Andreea M. Porcelli

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AccuPoll Holding Corp. and subsidiary as of June 30, 2003, and the results of their operations and their cash flows for the period from August 9, 2001 (Inception) through June 30, 2002 and for the year ended June 30, 2003, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has losses from operations through June 30, 2003, negative working capital at June 30, 2003 approximating $1,833,000 and a lack of operational history. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 10 to the accompanying consolidated financial statements, the Company may be subject to possible rescission claims regarding the sale or other issuances of certain equity instruments. Accordingly, the June 30, 2003 consolidated balance sheet has been restated to reflect the potential liability associated with such transactions. As discussed in Note 11, an expense of $655,000 relating to warrants for services that were not provided by the vendor was recorded during the year ended June 30, 2003. Accordingly, the consolidated statements of operations for the year then ended and for the period from Inception to June 30, 2003 have been restated to reduce the previously reported net loss for such periods by $655,000.

/s/ Squar, Milner, Reehl + Williamson, LLP
Newport Beach, California

October 8, 2003, except for the fifth paragraph of this report and Notes 10 and 11, as to which the date is June 2, 2004.

Page F-1

                             ACCUPOLL HOLDING CORP.
                          (A Development Stage Company)
                    CONSOLIDATED BALANCE SHEET - AS RESTATED
                                  June 30, 2003
--------------------------------------------------------------------------------

                                             ASSETS
CURRENT ASSETS
        Deferred acquisition costs                                             $   144,206
        Prepaid expenses                                                             2,500
                                                                               -----------
TOTAL CURRENT ASSETS                                                               146,706

        Capitalized software development costs                                   1,403,899
                                                                               -----------

        TOTAL ASSETS                                                           $ 1,550,605
                                                                               ===========
                              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
        Accounts payable and accrued expenses                                  $   931,503
        Related party payables                                                     872,940
        Notes payable to related parties                                           175,000
                                                                               -----------

TOTAL LIABILITIES                                                                1,979,443
                                                                               -----------

        Put liability related to warrant issuance                                  113,750
        Equity instruments subject to rescission                                 4,377,033
                                                                               -----------
                                                                                 4,490,783
                                                                               -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
        Convertible Series A preferred stock, $0.01 par value,
        80,000 shares authorized, no shares issued or outstanding                      --
        Common stock, par value of $0.001, 600,000,000 shares
          authorized; 112,945,963 shares issued and outstanding                    112,946
        Additional paid in capital                                               2,222,580
        Deficit accumulated during the development stage                        (7,255,147)
                                                                               -----------

TOTAL STOCKHOLDERS' DEFICIT                                                     (4,919,621)
                                                                               -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $ 1,550,605
                                                                               ===========

--------------------------------------------------------------------------------
Page F-2                    See notes to these consolidated financial statements

                             ACCUPOLL HOLDING CORP.
                          (A Development Stage Company)
               CONSOLIDATED STATEMENTS OF OPERATIONS - AS RESTATED
      For The Year Ended June 30, 2003, For The Period From August 9, 2001
            (Inception) Through June 30, 2002 and For The Period From
                August 9, 2001 (Inception) Through June 30, 2003
--------------------------------------------------------------------------------

                                     Year Ended      Period Ended   Inception through
                                    June 30, 2003    June 30, 2002    June 30, 2003
                                    -------------    -------------    -------------
REVENUES                            $          --    $          --    $          --
EXPENSES
       General and administrative       3,104,192          728,019        3,832,211
       Professional fees                1,714,475        1,198,622        2,913,097
       Interest                            29,900          303,875          333,775
       Research and development                --          176,064          176,064
                                    -------------    -------------    -------------
                                        4,848,567        2,406,580        7,255,147
                                    -------------    -------------    -------------

NET LOSS                            $  (4,848,567)   $  (2,406,580)   $  (7,255,147)
                                    =============    =============    =============

LOSS PER COMMON SHARE               $       (0.05)   $       (0.04)   $       (0.08)
                                    =============    =============    =============
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                106,687,447       68,735,272       89,545,603
                                    =============    =============    =============

--------------------------------------------------------------------------------
Page F-3                    See notes to these consolidated financial statements

                             ACCUPOLL HOLDING CORP.
                          (A Development Stage Company)
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - AS RESTATED
 For The Period From August 9, 2001 (Inception) Through June 30, 2002 and
                        For The Year Ended June, 30 2003
--------------------------------------------------------------------------------

                                                                                                                           Total
                                                       Common Stock         Common Stock  Additional    Accumulated    Stockholder's
                                                -------------------------   Subscription   Paid-in     Deficit During     Equity
                                                  Shares         Amount     Receivable     Capital    Development Stage  (Deficit)
                                                ----------   ------------  -------------  ----------  ----------------  ------------
Balance at August 9, 2001 (Inception)                   --   $         -   $     --      $      --     $         --     $       --

Issuance of common stock upon formation         61,280,000        61,280         --         (61,280)             --             --

Issuance of common stock at $0.08 per share for
the conversion of notes payable, including
accrued interest of $16,375                      3,724,292         3,724         --         300,151              --        303,875

Issuance of common stock at $0.08 per share for
note receivable                                    612,800           613         --          49,387              --         50,000

Proceeds from the issuance of common stock
at $0.08 per share in connection with the
exercise of warrants                             3,724,292         3,724    (12,500)        298,744              --        289,968

Proceeds from the issuance of common stock
at $0.12 per share in connection with the
exercise of warrants                             6,177,024         6,177         --         750,004              --        756,181

Issuance of common stock in connnection with
the merger with WIPC (including 18,400,000
shares issued to brokers)                       18,639,000        18,639         --         (18,639)             --             --

Issuance of common stock at $0.06 per
share for services                               4,800,000         4,800         --         295,200              --        300,000

Issuance of common stock at $0.08 per
share for services                               3,840,000         3,840         --         309,504              --        313,344

Estimated fair value of warrants granted
in connection with convertible debt                     --            --         --         287,500              --        287,500

Estimated fair value of options and
warrants granted for services                           --            --         --         813,525              --        813,525

Equity instruments subject to rescission                --            --         --      (1,021,834)             --     (1,021,834)

Interest on equity instruments subject
to rescission                                           --            --         --         (12,137)             --        (12,137)

Net loss                                                --            --         --              --      (2,406,580)    (2,406,580)
                                               -----------   -----------   --------     -----------    ------------    -----------

Balance at June 30, 2002                       102,797,408   $   102,797   $(12,500)    $ 1,990,125     $(2,406,580)    $ (326,158)
                                               ===========   ===========   ========     ===========    ============    ===========

Issuance of common stock at $0.91 for services       6,593   $         7   $     --     $     5,993     $        --     $    6,000

Issuance of common stock at $1.02 for services      32,862            33         --          33,486              --         33,519

Issuance of common stock at $1.04 for services      17,000            17         --          17,663              --         17,680

Issuance of common stock at $1.05 for services     207,142           207         --         217,292              --        217,499

Issuance of common stock at $1.17 for services     120,000           120         --         140,280              --        140,400

Issuance of common stock at $1.18 for services       6,667             7         --           7,860              --          7,867

Issuance of common stock at $1.20 for services      30,000            30         --          35,970              --         36,000

Issuance of common stock at $1.25 for services       8,500             9         --          10,616              --         10,625

Issuance of common stock at $1.40 for services      20,000            20         --          27,980              --         28,000

Proceeds from the issuance of common stock
at $0.00 per share in connection with the
cashless exercises of warrants                     208,540           209         --           (209)              --             --

Proceeds from the issuance of common stock
at $0.06 per share in connection with the
exercise of warrants                               911,954           912         --          56,201              --         57,113

Proceeds from the issuance of common stock
at $0.08 per share in connection with the
exercise of warrants                               245,120           245         --          19,755              --         20,000

Proceeds from the issuance of common stock
at $0.12 per share in connection with the
exercise of warrants                             2,828,272         2,828         --         343,113              --        345,941

Proceeds from the issuance of common stock
at $0.25 per share in connection with the
exercise of warrants                               200,000           200         --          49,800              --         50,000

....continued
--------------------------------------------------------------------------------
Page F-4                    See notes to these consolidated financial statements

....continued

                                                                                                                           Total
                                                       Common Stock         Common Stock  Additional    Accumulated    Stockholder's
                                                -------------------------   Subscription   Paid-in     Deficit During     Equity
                                                  Shares         Amount     Receivable     Capital    Development Stage  (Deficit)
                                                ----------   -----------------------------------------------------------------------
Proceeds from the issuance of common stock
at $0.06 per share for cash                        535,445   $       535   $     --      $  32,929              $-    $    33,464

Proceeds from the issuance of common stock
at $0.12 per share for cash                      3,642,480         3,642         --        444,057              --        447,699

Proceeds from the issuance of common stock
at $0.25 per share for cash                        840,000           840         --        209,160              --        210,000

Proceeds from the issuance of common stock
at $0.30 per share for cash                         52,280            52         --         15,782              --         15,834

Proceeds from the issuance of common stock
at $0.40 per share for cash                         62,500            63         --         24,937              --         25,000

Proceeds from the issuance of common stock
at $0.47 per share for cash                         95,200            95         --         44,940              --         45,035

Proceeds from the issuance of common stock
at $0.50 per share for cash                         50,000            50         --         24,950              --         25,000

Proceeds from the issuance of common stock
at $0.95 per share for cash                         28,000            28         --         26,572              --         26,600

Commissions paid for fund raising activity              --            --         --       (281,944)             --       (281,944)

Beneficial conversion feature in connection
with the issuance of convertible debt                   --            --         --         50,000              --         50,000

Estimated FMV of warrants granted in
connection with N/P                                     --            --         --         20,000              --         20,000

Estimated FMV of warrants granted for services          --            --         --      1,839,000              --      1,839,000

Estimated FMV of options granted for services           --            --         --        273,084              --        273,084

Liability incurred in connection with the
issuance of warrants                                    --            --         --       (113,750)             --       (113,750)

Equity instruments subject to rescission                --            --         --     (3,185,309)             --     (3,185,309)

Interest on equity instruments subject to
rescission                                              --            --         --       (157,753)             --       (157,753)

Write off of subscriptions receivable                   --            --     12,500             --              --         12,500

Net loss                                                --            --         --             --      (4,848,567)    (4,848,567)
                                               -----------   -----------   --------     ----------    ------------    -----------
Balance at June 30, 2003                       112,945,963   $   112,946   $     --     $2,222,580    $ (7,255,147)   $(4,919,621)
                                               ===========   ===========   ========     ==========    ============    ===========

--------------------------------------------------------------------------------
Page F-5                    See notes to these consolidated financial statements

                             ACCUPOLL HOLDING CORP.
                          (A Development Stage Company)
               CONSOLIDATED STATEMENTS OF CASH FLOWS - AS RESTATED
               For The Year Ended June 30, 2003 and For The Period
        From August 9, 2001 (Inception) Through June 30, 2002 And For The
          Period From August 9, 2001 (Inception) Through June 30, 2003
--------------------------------------------------------------------------------

                                                                                                                 Inception through
Cash flows from operating activities:                                                     2003           2002      June 30, 2003
                                                                                      -----------    -----------    -----------
       Net loss                                                                       $(4,848,567)   $(2,406,580)   $(7,255,147)
       Adjustments to reconcile net loss to net cash used in
         operating activities:
            Estimated fair value of warrants granted in connection with notes payable      20,000        287,500        307,500
            Estimated fair value of options and warrants granted for services           2,112,084        813,525      2,925,609
            Estimated fair value of common stock issued for services                      497,590        327,344        824,934
            Accrued interest related to the conversion of notes payable                        --         16,375         16,375
            Write off of stock subscription receivable                                     12,500             --         12,500
            Write off of prepaid consulting                                               286,000             --        286,000
            Changes in operating assets and liabilities:                                       --
                 Prepaid expenses                                                          (2,500)            --         (2,500)
                 Accounts payable and accrued expenses                                    755,211        176,292        931,503
                 Related party payables                                                    10,000        151,020        161,020
                                                                                      -----------    -----------    -----------

       Net cash used in operating activities                                           (1,157,682)      (634,524)    (1,792,206)
                                                                                      -----------    -----------    -----------
Cash flows from investing activities:
       Increase in deferred acquisition costs                                            (144,206)            --       (144,206)
       Proceeds from related party note receivable                                        300,000       (300,000)            --
       Increase in capitalized software development costs                                (530,013)      (111,966)      (641,979)
                                                                                      -----------    -----------    -----------

       Net cash used in investing activities                                             (374,219)      (411,966)      (786,185)
                                                                                      -----------    -----------    -----------
Cash flows from financing activities:
       Proceeds from the issuance of notes payable to related parties                     175,000             --        175,000
       Proceeds from issuance of convertible debt                                          50,000        287,500        337,500
       Proceeds from the issuance of common stock                                         828,632             --        828,632
       Proceeds from issuance of common stock upon exercise of warrants                   473,054      1,046,149      1,519,203
       Commissions paid for fund raising activities                                      (281,944)            --       (281,944)
                                                                                      -----------    -----------    -----------

       Net cash provided by financing activities                                        1,244,742      1,333,649      2,578,391
                                                                                      -----------    -----------    -----------

Net (decrease) increase in cash                                                          (287,159)       287,159             --

Cash at beginning of period                                                               287,159             --             --
                                                                                      -----------    -----------    -----------

Cash at end of period                                                                 $        --    $   287,159    $        --
                                                                                      ===========    ===========    ===========
Supplemental  disclosure of cash flow  information -
       Cash paid during the period for:
            Interest                                                                  $        --    $        --    $        --
                                                                                      ===========    ===========    ===========
            Income taxes                                                              $       800    $       800    $     1,600
                                                                                      ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
See accompanying notes to the consolidated financial statements for additional information relating to non-cash investing and financing activities concerning prepaid consulting fees, issuance of common stock related to convertible debt and warrants, increase in capitalized software development costs, beneficial conversion features and related party payables.
--------------------------------------------------------------------------------
Page F-6                    See notes to these consolidated financial statements

                             AccuPoll Holding Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

AccuPoll Holding Corp. (the "Company"), a Nevada Corporation, does business principally through its wholly owned subsidiary, AccuPoll, Inc., which was incorporated on August 9, 2001 in Delaware. The Company is engaged in the design and development of a voting system with an intuitive touch-screen interface (the "Voting System") that provides a polling place electronic voting solution that is reliable, accurate, immediate, secure, easy to use, confidential and auditable. The Voting System has the ability to simultaneously produce two different electronic audit trails (recorded on both the polling place administrative work station and the local voting station), in addition to generating a printed-paper ballot. The Company completed a reverse acquisition with a publicly traded company (see Note 2) in May 2002 and is quoted on the Over-The-Counter Bulletin Board under the symbol "ACUP" The Company is classified as a development stage company.

Development Stage and Going Concern Considerations
--------------------------------------------------

The Company has been in the development stage since it began operations on August 9, 2001, has not generated any revenues from operations and there is no assurance of any future revenues. The Company will require substantial additional funding for continuing the development, obtaining regulatory approval and commercialization of its product. There can be no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.

Management has taken actions to address these matters, which include:

o Retention of experienced management personnel with particular skills in the commercialization of such products;

o  Attainment of technology  to develop such products and  additional  products;
   and

o  Raising additional funds through the sale of debt and/or equity securities.

Federal, State and various foreign government regulations govern the sale of the Company's products. There can be no assurance that the Company will receive the regulatory approval required to market its proposed products.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has losses through June 30, 2003, negative working capital approximating $1,833,000 and a lack of operational history, which, among other factors, raise substantial doubt about its ability to continue as a going concern. The Company intends to fund operations through sales of the Voting System, but there is no commitment by any entities for the purchase of any of the proposed products. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital requirements through additional debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital needs and other cash requirements for the year ending June 30, 2004. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

These circumstances, combined with the potential liability described in Note 10, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                             AccuPoll Holding Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003

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

Use of Estimates
----------------

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, realization of long-lived assets, valuation of stock options and warrants and valuation of deferred tax assets. Actual results could differ from those estimates.

Capitalized Software Development Costs
--------------------------------------

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold Leased or Otherwise Marketed," the Company capitalizes certain costs related to the development of new software products or the enhancement of existing software products for sale or license. These costs are capitalized from the point in time that technological feasibility has been established, as evidenced by a working model or detailed working program design to the point in time that the product is available for general release to customers. Capitalized development costs will be amortized on a straight-line basis over the estimated economic lives of the products (expected to be twelve months), beginning with the general product release to customers. Research and development costs incurred prior to establishing technological feasibility and costs incurred subsequent to general product release to customers are charged to expense as incurred. The Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. At June 30, 2003, management believes that no revisions to the remaining useful lives or write-down of capitalized software development costs are required. Since the product has not been released to customers, the amounts included in the accompanying consolidated balance sheet have no related amortization.

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

SFAS No. 123, "Accounting for Stock-Based Compensation," if fully adopted, changes the method of accounting for employee stock-based compensation to the fair value based method. For stock options and warrants, fair value is estimated using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

                             AccuPoll Holding Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003

Financial Accounting Standards Board ("FASB") Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25," clarifies the application of APB 25 for (a) the definition of employee for purpose of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Management believes that the Company accounts for transactions involving stock-based employee compensation in accordance with FIN 44.

SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS 123, are required to be presented.

At June 30, 2003, the Company has no stock-based employee compensation plans. There is no stock-based employee compensation cost reflected in net loss for the year ended June 30, 2003 or for the period from August 9, 2001 (Inception) through June 30, 2002, as options granted to employees had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                    Periods Ended June 30,
                                                     2003           2002
                                                 -----------    -----------
Net loss attributable to common stockholders *   $(5,006,567)   $(2,418,717)
Add: total stock-based employee compensation
     expense determined
under fair value based method for all awards        (598,230)       (68,340)
                                                 -----------    -----------
    Pro-forma                                     (5,604,797)    (2,487,057)
                                                 ===========    ===========
Basic and diluted loss per common share:
    As reported                                  $     (0.05)   $     (0.04)
                                                 ===========    ===========
    Pro-forma                                    $     (0.05)   $     (0.04)
                                                 ===========    ===========

* These amounts include interest related to certain equity instruments subject to rescission (see Note 10)

Beneficial Conversion Feature
-----------------------------

The convertible feature of a note payable (see Note 4) provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and Emerging Issues Task Force Issue No. 00-27,"Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the Company has estimated the fair value of such BCF to be approximately $50,000 for the year ended June 30, 2003 and none for the period ended June 30, 2002.

Income Taxes
------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. The Company records a valuation allowance for deferred income tax assets when, based on management's best estimate of taxable income (if any) in the foreseeable future, it is more likely than not that some portion of the deferred income tax assets may not be realized.

                             AccuPoll Holding Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003

Advertising
-----------

The Company expenses the cost of advertising. Advertising expenses approximated $310,000 and $90,000 for the year ended June 30, 2003 and for the period from August 9, 2001 (Inception) through June 30, 2002, respectively.

Research and Development
------------------------

Certain expenditures for research and development activities relating to product developments and improvement are charged to expense as incurred. Such expenditures approximated $175,000 for the period August 9, 2001 (Inception) through June 30, 2002. There were no such expenditures for the year ended June 30, 2003.

The Company defers certain costs related to the preliminary activities associated with the future manufacture of its product, which the Company has determined have future economic benefit. These costs will be amortized over their expected useful life when the product is available for general release to customers. Management periodically reviews and revises, when necessary, its estimate of the future benefit of these costs and expenses them if it deems there no longer is a future benefit. At June 30, 2003 capitalized development costs approximated $1,400,000, consisting primarily of software development costs.

Loss Per Common Share
---------------------

Under SFAS No. 128, "Earnings per Share," basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per common share is computed similar to basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (approximating 31,700,000 and 28,200,000 shares at June 30, 2003 and 2002, respectively), based on the Treasury Stock method. Because the Company has incurred net losses, basic and diluted loss per common share are equal, since additional potential common shares would be anti-dilutive.

                                                    PERIODS ENDED JUNE 30,
                                                ------------------------------
                                                     2003             2002
                                                -------------    -------------
Net loss, as reported                           $  (4,848,567)   $  (2,406,580)
Interest related to equity instruments
    subject to rescission                            (158,000)         (12,137)
                                                -------------    -------------
Net loss available to common stockholders       $  (5,006,567)   $  (2,418,717)
                                                =============    =============
Shares used to compute basic and diluted
   loss per common share:
   Weighted-average common shares                 106,687,447       68,735,272
                                                =============    =============
   Basic and diluted net loss per common share: $       (0.05)   $       (0.04)
                                                =============    =============

Derivative Instruments and Hedging Activities
---------------------------------------------

SFAS 133, "Accounting For Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137, 138, 140, 141 and 145 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. The Company has no derivatives or hedging activities as of June 30, 2003.

Comprehensive Income
--------------------

SFAS 130, "Reporting Comprehensive Income" established the standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 has not materially impacted the Company's financial position or results of operations.

                             AccuPoll Holding Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003

Segments
--------

SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," changed the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the foreign countries in which it holds significant assets and its major customers. At June 30, 2003, the Company operates in one segment, as disclosed in the accompanying consolidated statements of operations.

Consolidation of Variable Interest Entities
-------------------------------------------

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or "VIEs"), and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for the Company are as follows: (a) For interests in special-purpose entities: the first period ended after December 15, 2003; and
(b) For all other types of VIEs: the first period ended after March 15, 2004.

The Company is associated with Web Tools International, Inc. ("WTI") through common ownership (see Note 5); in addition, the Company is a major customer of WTI for software development services. Based on these and other factors, the Company has determined that (1) WTI is a VIE and (2) the Company is its primary beneficiary. Therefore, effective January 1, 2004, the accounts of WTI will be consolidated with those of the Company.

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

Other significant recent accounting pronouncements are discussed elsewhere in these notes to the consolidated financial statements. In the opinion of management, significant recent accounting pronouncements did not or will not have a material effect on the consolidated financial statements, other than FIN 46 as discussed above.

Stock Dividend
--------------

Effective July 18, 2002, the Company's Board of Directors approved a stock dividend that was accounted for as a four-for-one stock split. All references throughout these consolidated financial statements and notes to number of shares, per share amount, stock option and market prices of the Company's common stock have been restated to reflect such stock dividend.

Equity Instruments Subject to Rescission.
----------------------------------------

The Company accounts for common stock and other equity instruments that may be subject to rescission claims at estimated fair value (based on applicable measurement criteria) in accordance with (1) the SEC's promulgated accounting rules and interpretive releases, and (2) the applicable provisions of SFAS No. 150 and its related interpretations. Under the SEC's interpretation of GAAP, reporting such claims outside of stockholders' equity/deficit is required regardless of how remote the redemption event may be.

                             AccuPoll Holding Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003

Reclassifications
-----------------

Certain reclassifications have been made to the 2002 financial statement presentation to conform to the current year's presentation.

2.  REVERSE ACQUISITION

On May 20, 2002, Western International Pizza Corporation ("WIPC"), a publicly traded company, entered into a Stock Exchange Agreement (the "Exchange Agreement") with AccuPoll, Inc ("AccuPoll") in a tax-free share exchange under
Section 368(a)(1)(B) of the Internal Revenue Code. Such transaction was accounted for as a reorganization. In May 2002, pursuant to a Certificate filed with the Nevada Secretary of State, WIPC effected a one for 2000 reverse split of all the outstanding shares of its common stock. Thereafter, in May 2002, WIPC effected a 1 for 5 reverse stock split of all the outstanding shares of its common stock. Pursuant to the Exchange Agreement, all of the outstanding common and preferred shares and outstanding warrants of AccuPoll were exchanged for shares of WIPC on a 1 for 1.532 basis. By virtue of the reorganization, the stockholders of AccuPoll acquired 75,500,000 restricted common shares of WIPC.

Management accounted for the reorganization as a capital stock transaction. Accordingly, the Reorganization was reported as a recapitalization of the Company and AccuPoll is considered the acquirer for accounting purposes. Through its former stockholders, the Company is deemed the acquirer for accounting purposes because of (a) its majority ownership of WIPC, (b) its representation on WIPC's board of directors and (c) executive management positions held by former officers of AccuPoll.

3.  ACQUISITION

On April 9, 2003, the Company entered into an agreement with Z prompt, Inc. ("Z prompt"), a California corporation. According to the agreement, the Company purchased all of the outstanding capital stock of Z prompt from its stockholders in exchange for 8,000,000 shares of restricted common stock of the Company.

Additionally, the Company was required to settle an outstanding promissory note of Z prompt in the principal amount of approximately $400,000 that was held by a former stockholder of Z prompt, in exchange for 533,000 shares of restricted common stock of the Company. The Company advanced Z Prompt approximately $144,000 in connection with the acquisition, such advances have been recorded as deferred acquisition costs in the accompanying consolidated balance sheet, due to the contingency noted below.

The agreement between AccuPoll and the Z prompt stockholders provides that the transaction could be rescinded at the discretion of the Z prompt shareholders if the electronic voting system of AccuPoll was not certified by Wyle Labs by September 30, 2003. Accordingly, the Z prompt acquisition has not been recorded in the accompanying June 30, 2003 consolidated financial statements. As of June 30, 2003, the Company has issued approximately 8,533,000 shares of its common stock in connection with the acquisition, which have not been recorded in the accompanying consolidated financial statements due to such contingency. See additional information related to Z Prompt in Note 12.

4.  CONVERTIBLE NOTE PAYABLE

In June 2003, the Company issued a convertible note payable, secured by substantially all of the assets of the Company, (the "Convertible Note") for borrowings up to $600,000 bearing interest at 10% per annum. All borrowings are due on or before Decmeber 31, 2003, as amended, with monthly interest payments on the outstanding balance. The Convertible Note may be converted into common stock of the Company at the lesser of: (a) $0.06 per share or (b) 50% of the averaged three lowest closing prices of the Company's common stock for the 20 trading days immediately preceding the conversion date, at any time at the option of the noteholder, as defined. A beneficial conversion feature approximating $50,000 was recorded during the year ended June 30, 2003 and is presented as a debt discount to the Convertible Note. Such discount will be amortized to interest expense over the term of the Convertible Note. The outstanding balance of the Convertible Note at June 30, 2003 was zero, net of a $50,000 debt discount.

5.  RELATED PARTY TRANSACTIONS

Related Party Payables
----------------------

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

Notes Payable to Related Parties
--------------------------------

                             AccuPoll Holding Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003

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

Master Services Agreement
-------------------------

In April 2002, the Company entered into a Master Services Agreement whereby Web Tools International, Inc. (WTI) provided substantially all non-production services related to the manufacture of the Voting System. Under the agreement the Company was charged hourly rates for WTI's employees working on the Company's matters. In addition, the Company reimbursed WTI for all reimbursable expenses, as defined in the agreement. The Company was not charged for the use of the office space or fixed assets of WTI. All overhead related charges were included in the basic hourly rates charged by WTI to the Company. The agreement expired on March 31, 2004. All ideas, inventions, concepts, know-how, methods, methodologies, processes, algorithms, techniques, compilations, software and other works of authorship of any nature created or developed by WTI during the course of performance of the agreement are the exclusive property of AccuPoll. WTI is owned and operated by Dennis Vadura and Frank Wiebe. Mr. Vadura is the Company' chief executive officer, a director and stockholder. Mr. Wiebe is the Company's president, treasurer and secretary, a director and a stockholder. During the fiscal year ended June 30, 2003, WTI invoiced approximately $1,300,000 to the Company under the terms of the agreement, of which approximately $925,000 remained due and payable as of June 30, 2003.

WTI was incorporated in 1996 and is owned and operated by two officers of the Company. WTI is in the business of software engineering in various computer languages with an emphasis on Linux/Apache, Sun Solaris and Microsoft NT/Win2K platforms.

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
                                        ==========

As disclosed in Note 1, the provisions of FIN 46 will require consolidation of WTI during the quarter ending March 31, 2004.

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

                             AccuPoll Holding Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003

period ended June 30, 2002. During the year ended June 30, 2003, the Company determined it was no longer receiving benefit from the consultant and expensed the remaining $286,000 in the accompanying consolidated statement of operations for the year ended June 30, 2003.

Legal
-----

From time to time, the Company may be involved in various claims, lawsuits or disputes in the normal operations of the business. The Company is currently involved in litigation as discussed in Item 3 - "Legal Proceedings" in any such matters which management does not believe these matters could have a material adverse effect on its financial position or results of operations.

Exclusive Supply Agreement
--------------------------

In December 2001, the Company entered into an exclusive supply contract with a vendor to manufacture the Voting System product expiring in 2006. Per the agreement, if the supplier is unable to produce and deliver on time the required quantity of product, the Company may obtain the Voting System product from another supplier.

Professional
------------

The Company has entered into general consulting/lobbying agreements with various third parties to provide services related to the marketing and sale of the Company's product in certain cities which expire through April 2004. Pursuant to the agreements, the Company will pay sales commissions on sales within the various territories, as defined.

During the year ended June 30, 2003, the Company entered into a Location Incentives Agreement (the "LIA") with the Amarillo Economic Development Corporation ("AEDC") to establish the Company's customer service center and voting machine repair operations in Amarillo, Texas. According to the terms of the LIA, the AEDC paid the Company $250,000 upon the Company's execution of a lease for facilities in Amarillo. The funds advanced under this LIA are to be used solely for the operations in Amarillo. If the Company does not meet certain minimum employment requirements, as defined in the LIA, it would be required to repay all amounts advanced. The Company has recorded the advance in the accompanying consolidated balance sheet in accounts payable and accrued expenses. In connection with the LIA, the Company granted warrants to purchase shares of the Company's restricted common stock (see Note 7).

7.  STOCKHOLDERS' EQUITY

Preferred Stock
---------------

The Company has not filed a certificate of designation with respect to any series of preferred stock. During the year ended June 30, 2003, the Company entered into an agreement to issue 71,529 shares of Series A Preferred Stock as collateral for potential loan proceeds approximating $6,300,000, less applicable commissions. Subsequent to year end, the agreement was cancelled and the holders of the related shares of Series A have agreed to return such shares. Accordingly, these shares are not accounted for as outstanding at June 30, 2003.

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

The warrants issued in connection with the PPM have been recorded in accordance with Accounting Principles Board Opinion No. 14

                             AccuPoll Holding Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003

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

In May 2002, in connection with the reverse acquisition (see Note 2), the Company issued 18,639,000 shares of common stock to shareholders of the public company and various brokers.

In May 2002, in connection with the reverse acquisition (see Note 2), the Company issued 4,800,000 shares of the Company's restricted common stock at $0.06 per share (estimated to be the fair market value of the services rendered) to a broker. The related $300,000 has been expensed in the accompanying statement of operations for the period ended June 30, 2002.

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

                             AccuPoll Holding Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003

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

                             AccuPoll Holding Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003

In connection with the PPM discussed above, during the period from December 2001 through May 2002, the Company granted warrants (Warrants A) to purchase 3,724,292 shares of the Company's restricted common stock at an exercise price of $0.08 per share. The warrants vested on the date of grant and were exercised before June 30, 2002.

Also in connection with the PPM discussed above, during the period from April 2002 through May 2002, the Company granted warrants (Warrant B1) to purchase 3,561,900 shares of the Company's restricted common stock at an exercise price of $0.12 per share. The warrants vested on the date of grant and were exercised before June 30, 2002.

Finally in connection with the PPM discussed above, during the period from April 2002 through June 2002, the Company granted warrants (Warrant B2) to purchase 3,332,100 shares of the Company's restricted common stock at an exercise price of $0.12 per share. The warrants vested on the date of grant and are exercisable through March 2007. Approximately 2,844,000 of such warrants were exercised before June 30, 2002.

During the period from May 2002 through June 2002, the Company entered into an agreement to issue warrants based on the amount of funds raised by the consultant under the PPM discussed above. The Company issued 1,761,188 warrants pursuant to such agreement at an exercise price of $0.06 per share.

In May 2002, in connection with the reverse acquisition discussed in Note 2, the Company granted warrants to purchase 18,400,000 shares of the Company's restricted common stock at an exercise price of $0.06 per share.

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

During year ended June 30, 2003, the Company granted warrants to purchase 1,920,000 shares of the Company's restricted common stock at exercise prices ranging from $0.25 to $1.05 per share, valued at $1,191,000 (based on the Black-Scholes pricing model) to various consultants for services rendered, which has been included in the accompanying consolidated statement of operations for the year ended June 30, 2003. The warrants vested upon grant and expire through June 2008.

During the year ended June 30, 2003, the Company granted warrants to purchase 700,000 shares of the Company's restricted common stock at an exercise price of $0.75 per share, valued at $536,000 (based on the Black-Scholes pricing model) to various consultants for services. Of such warrants, 350,000 warrants vest immediately and 350,000 vest upon the closing of specified transactions, as defined, and expire in June 2008. Based on the vesting of the warrants, $268,000 has been expensed in the accompanying consolidated statement of operations.

During year ended June 30, 2003, the Company granted warrants to purchase 40,000 shares of the Company's restricted common stock at an exercise price of $1.40 per share, valued at $20,000 (the pro-rata value based on the Black-Scholes pricing model and the related debt instrument) in connection with the issuance of a note payable to a related party (see Note 5). The warrants vested upon grant and expire in November 2012. Such amount was amortized to interest expense in the accompanying consolidated statement of operations.

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

                             AccuPoll Holding Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003

recorded in the accompanying consolidated balance sheet, representing the Company's re-purchase liability.

A summary of changes in warrants during each period is presented below:

                                                      Weighted Average
                                          Warrants     Exercise Price
                                        -----------   ----------------
Balance, August 9, 2001 (Inception)              --        $  --
Warrants granted                         34,512,804         0.08
Warrants exercised                       (9,901,316)       (0.11)
Warrants cancelled                               --           --
                                        -----------        -----
Balance, June 30, 2002                   24,611,488         0.07
Warrants granted                         14,340,813         0.29
Warrants exercised                       (4,393,886)       (0.11)
Warrants cancelled                       (3,972,000)       (0.25)
                                        -----------        -----
Balance, June 30, 2003                   30,586,415        $0.15
                                        ===========        =====
Warrants exercisable at June 30, 2003    30,236,415        $0.15
                                        ===========        =====

Per share values at grant date of     Weighted Average    Weighted Average
warrants issued during fiscal 2003:      Fair Value        Exercise Price
                                      ----------------    ----------------
   Less than fair market value            $   0.93             $0.27
                                          ========             =====
   Equal to fair market value             $   0.79             $1.07
                                          ========             =====
   Greater than fair market value              N/A               N/A
                                          ========             =====

The following table summarizes information related to warrants outstanding at June 30, 2003:

                                      Warrants Outstanding                            Warrants Exercisable
                        -------------------------------------------------        ----------------------------------
                                           Weighted
                                            Average           Weighted                               Weighted
                                           Remaining          Average                                 Average
                                          Contractual         Exercise                               Exercise
  Exercise Price           Number            Life              Price                 Number            Price
-------------------     -------------------------------------------------------------------------------------------
  $0.01 - $0.08            22,878,698         5.66           $  0.06             22,878,698         $  0.06
  $0.12 - $0.25             3,845,217         4.00              0.18              3,845,217            0.18
  $0.26 - $0.50             2,352,500         4.34              0.28              2,352,500            0.28
  $0.75 - $0.80             1,045,000         3.72              0.76                695,000            0.77
  $1.00 - $1.40               465,000         7.15              1.07                465,000            1.07
                        --------------                  -------------        ---------------    ------------
                           30,586,415                        $  0.15             30,236,415         $  0.15
-------------------     -------------------------------------------------------------------------------------------

The following outlines the significant assumptions used to calculate the estimated fair value information presented utilizing the Black-Scholes pricing model:

                             AccuPoll Holding Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003

                                      Year Ended           Period Ended
                                    June 30, 2003          June 30, 2002
                                   -----------------     ------------------
Discount rate                           3.50%                 3.50%
Volatility                           105% - 170%           0% - 51%
Expected life                             3                     1
Expected dividend yield                   -                     -
                                   -----------------     ------------------

Stock Options
-------------

From time to time, the Company issues non-plan stock options pursuant to various agreements and other compensatory arrangements to employees and third parties.

In May 2002, the Company granted options to purchase an aggregate of 6,480,000 shares of restricted common stock, at an exercise price of $0.31 per share (the estimated fair value of the Company's common stock on the date of grant) to various employees of the Company. The options vest through May 2005, and are exercisable through May 2012.

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

During the year ended June 30, 2003, the Company granted options to purchase an aggregate of 1,810,000 shares of the Company's restricted Common Stock at an exercise price of $0.91 per share, valued at $1,092,335 (based on the Black-Scholes pricing model) to consultants for services rendered. These options vest through June 2005 and are exercisable through June 30, 2013. The Company expensed $273,084 in the accompanying consolidated statement of operations related to the vesting of the options.

During the year ended June 30, 2003, the Company granted options to purchase an aggregate of 3,600,000 shares of the Company's restricted Common Stock to various employees at an exercise price of $0.91 per share (the estimated fair value on the date of grant). These options vest through June 2005 and are exercisable through June 2013. Since such options were granted at the fair value of the Company's common stock, there was no compensation expense recorded in accordance with APB 25.

                             AccuPoll Holding Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003

A summary of changes in stock options during each year is presented below:

                                                      Weighted Average
                                       Stock Options   Exercise Price
                                       -------------------------------
Balance, August 9, 2001 (Inception)            --          $  --
Options granted                         6,780,000           0.31
Options exercised                              --             --
Options cancelled                              --             --
                                       ----------          -----
Balance, June 30, 2002                  6,780,000           0.31
Options granted                         5,670,000           0.94
Options exercised                              --             --
Options cancelled                              --             --
                                       ----------          -----
Balance, June 30, 2003                 12,450,000          $0.60
                                       ==========          =====
Options exercisable at June 30, 2003    3,992,500          $0.51
                                       ==========          =====

Per share values at grant date of       Weighted Average    Weighted Average
options issued during fiscal 2003:         Fair Value        Exercise Price
                                       -----------------   -----------------
   Less than fair market value                       N/A                 N/A
                                       =================   =================
   Equal to fair market value          $            0.71   $            0.91
                                       =================   =================
   Greater than fair market value      $            0.91   $            1.50
                                       =================   =================

The following table summarizes information related to options at June 30, 2003:

                                      Options Outstanding                             Options Exercisable
                        -------------------------------------------------        ------------------------------
                                           Weighted
                                            Average           Weighted                           Weighted
                                           Remaining          Average                             Average
                                          Contractual         Exercise                           Exercise
  Exercise Price           Number            Life              Price                 Number        Price
-------------------     ---------------------------------------------------------------------------------------
       $0.31                6,780,000        8.92           $  0.31              2,640,000         $  0.31
       $0.91                5,410,000        9.98              0.91              1,352,500            0.91
       $1.50                  260,000        2.61              1.50                      -               -
                        ---------------------------------------------------------------------------------------
Total                      12,450,000                       $  0.60              3,992,500         $  0.51
-------------------     ---------------------------------------------------------------------------------------

                             AccuPoll Holding Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003

The following outlines the significant assumptions used to calculate the estimated fair value information presented utilizing the Black-Scholes pricing model:

                                   Year Ended           Period Ended
                                 June 30, 2003          June 30, 2002
                                -----------------     -----------------
Discount rate                        3.50%                 3.50%
Volatility                            170%               0% - 51%
Expected life                          3                     3
Expected dividend yield                -                     -
                                -----------------     -----------------

8.  INCOME TAX PROVISION

Income tax expense for the year ended June 30, 2003 and the period from August 9, 2001 (Inception) through June 30, 2002 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to the loss before income taxes as a result of the following:

                                                       2003           2002
                                                   -----------    -----------
Computed "expected" tax benefit                    $(1,649,000)   $  (801,000)
Adjustment in income taxes resulting from:

    Valuation allowance                              1,059,000        509,000
    Options and warrants issued for services           832,000        410,400
    Other                                                  800          2,400
    State and local income taxes, net of federal      (242,000)      (120,000)
                                                   $       800    $       800

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2003 are presented below:

Deferred tax assets:
    Net operating loss carryforwards        $   1,568,000
    Less valuation allowance                   (1,568,000)
    Net deferred tax assets                 $          --

As of June 30, 2003, the Company had net operating loss carryforwards of approximately $4,021,000 and $2,010,000 available to offset future taxable Federal and State income, respectively. The Federal and State carryforwards expire in varying amounts through 2024.

Due to the change in ownership provisions of the Internal Revenue Code Section 382, net operating loss carryforwards for Federal and State income tax reporting purposes are subject to annual limitations. Should an additional change in ownership occur, net operating loss carryforwards may be limited as to their use in future years.

                             AccuPoll Holding Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003

9.  SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

In June 2003, the Company recorded an adjustment to capitalize as software development costs approximately $436,000 that was previously expensed in earlier fiscal 2003 quarters relating to WTI. The allocation of such costs incurred from a related party (see Note 5) was adjusted in the fourth quarter. The effect of this adjustment on the first three quarters of fiscal 2003 is summarized below:

                                                          Quarter Ended
                                  ----------------------------------------------------------
                                  September 30, 2002    December 31, 2002     March 31, 2003
                                  ----------------------------------------------------------

Net loss as previously reported         $(738,639)         $(1,683,613)        $(1,115,187)
Adjustment described above                162,315              157,725             115,775
                                  ----------------------------------------------------------
As restated                             $(576,324)         $(1,528,888)          $(999,412)

Such adjustment had no effect on the basic/diluted loss per common share for any of the first three quarters of fiscal 2003.

NOTE 10. EQUITY INSTRUMENTS SUBJECT TO RESCISSION

The Company may be subject to possible claims for rescission with respect to the sale or other issuances of common stock, options and warrants. For that reason, the Company intends to amend its September 30, 2003 Form 10-Q, and its December 31, 2003 Form 10-Q to (a) restate the balance sheets as of those dates and (b) to disclose the contingent liability for the possible rescission of the transactions described below. The June 30, 2003 consolidated balance sheet included in this filing reflects such adjustment.

Approximately 13 million shares of the Company's common stock, options and warrants that were issued or granted in the United States without registration or qualification under federal or state securities laws during the two-year period ended June 30, 2003 may be subject to rescission. In the aggregate, the average purchase price paid or the estimated fair value of the services rendered by the equity instrument owners in these transactions approximated $0.34 per share. The fair value of these securities was estimated based on a combination of (a) the selling price of the common stock on the dates sold, (b) the price per the agreement for stock issued in conversion of debt, and (c) the fair value of the stock options and warrants on their grant dates. The fair value of these options and warrants was estimated using the Black-Scholes option-pricing model. Based on these measurement criteria, the Company's potential liability directly associated with the aforementioned securities transactions is estimated to approximate $4.4 million (including interest) plus legal fees and any fines or penalties that might be assessed by regulatory agencies.

Management is unable to determine at this time whether any claim for rescission may be filed against the Company; however, there can be no assurance that claims will not be asserted. In addition, regulatory agencies could launch a formal investigation and/or institute an enforcement proceeding against the Company.

The ultimate outcome of the matters discussed above is not presently determinable. Accordingly, management is unable to estimate the liability, if any, that the Company may incur as a result of such contingencies. Regardless of how remote a rescission event may be, GAAP as interpreted by the SEC requires that equity securities subject to rescission be reported outside of the stockholders' equity section of the balance sheet until the applicable statute of limitations has expired. Thus, the Company has reported approximately $4.4 million as "mezzanine equity" in the accompanying June 30, 2003 consolidated balance sheet.

Approximately 8.5 million shares of the Company's common stock issued in connection with the acquisition of Z Prompt with an issuance date estimated fair value of approximately $1.8 million, have been excluded from the mezzanine equity amount, as the acquisition was not recorded at June 30, 2003, for reasons described in Note 3.

11. RESTATEMENT OF STATEMENTS OF OPERATIONS

Subsequent to the original issuance of the June 30, 2003 financial statements, it was determined that consulting services, for which the Company had granted a warrant to purchase 1,000,000 shares of common stock with an estimated fair value of $655,000, had not been performed. Therefore, the Company has restated its accompanying consolidated statements of operations for the year ended June 30, 2003 and for the period from Inception through June 30, 2003. The effect of such restatement was to reduce the previously reported net loss by $655,000 with no effect on loss per common share.

                             AccuPoll Holding Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003

12. SUBSEQUENT EVENTS (UNAUDITED)

Common Stock
------------

In August 2003, the Company issued 7,000,000 shares of restricted common stock as collateral for potential loan proceeds approximating $1,650,000 ("Secured Note"), less applicable commissions. The Secured Note will accrue interest at 4.5%, will require quarterly interest only payments through maturity and matures two years from receipt of proceeds. As of the date of this filing, the Company has not received any proceeds or paid any related commissions.

Bankruptcy Filing of Wholly Owned Subsidiary Z Prompt
-----------------------------------------------------

On March 23, 2004 (the "Petition Date"), Z Prompt (or the "Debtor") filed a voluntary petition for relief (the "Chapter 11 Case") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"). Since the Petition Date, Z Prompt has continued to conduct business activities as a debtor-in-possession under the Bankruptcy Code.

As a result of the Chapter 11 Case, the realization of Z Prompt's assets and the liquidation of its liabilities are subject to uncertainty. In the Chapter 11 Case, a substantial portion of the Debtor's liabilities as of the Petition Date is subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect repayment of all pre-Chapter 11 liabilities as well as any pending litigation against the Debtor are stayed while Z Prompt operates as a debtor-in-possession during bankruptcy proceedings. Schedules have been filed by the Debtor with the Bankruptcy Court setting forth the liabilities (approximately $ 1 million) and assets of Z Prompt as of the Petition Date based on its unaudited accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated, and will either be amicably resolved or adjudicated by the Bankruptcy Court. The ultimate amount and settlement terms of such liabilities are not presently determinable.

Financial accounting and reporting during a Chapter 11 case are prescribed by Statement of Position No. 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE ("SOP 90-7"). For financial reporting purposes, Z Prompt's pre-petition liabilities and obligations, which may be subject to settlement or otherwise dependent on the outcome of the Chapter 11 case, will be segregated and classified as "liabilities subject to compromise" in balance sheets dated after the Petition Date. In addition, the Company will report all significant Z Prompt transactions (other than interest expense) directly related to the Chapter 11 Case as "reorganization items" in its statements of operations dated after the Petition Date. Certain additional disclosures including (a) claims not subject to reasonable estimation of the amount to be allowed and (b) any significant difference between reported interest expense and stated contractual interest will be provided in future financial statements (as required by SOP 90-7) when such amounts are determinable and/or when the related transactions occur.

As discussed above, Z Prompt is a debtor-in-possession pursuant to the Bankruptcy Code. Management continues to conduct business activities under the supervision of the Bankruptcy Court and, among other things, the Debtor is granted a 120-day exclusive right to propose a plan of reorganization which must be approved by the creditors and confirmed by the Bankruptcy Court. In accordance with the Bankruptcy Code, an automatic stay provides that creditors of Z Prompt and other parties in interest are prevented from seeking repayment of pre-petition debts. Additionally, unless otherwise approved by the Bankruptcy Court, the Debtor must refrain from paying any pre-petition indebtedness.

On April 20, 2004, the Bankruptcy Court approved a debtor-in-possession financing arrangement whereby Z Prompt is permitted to obtain credit from AeroFund Financial, Inc. of no more than $500,000 through the sale and/or factoring of its post-petition accounts receivable; this credit facility is collateralized by a security interest in such accounts receivable.

Although legal fees and other administrative expenses to complete Z Prompt's bankruptcy proceedings may be significant, they are not susceptible to reasonable estimation at this time. Z Prompt could decide to reject some or all of its lease obligations in the Chapter 11 Case. This action may result in lease rejection claims pursuant to the Bankruptcy Code; any such claims would then be adjudicated by the Bankruptcy Court.

                             AccuPoll Holding Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003

An important element in successfully reorganizing the Debtor will be the ability to restructure certain liabilities in order to reduce indebtedness and provide funding for operations. As part of the process of attempting to reorganize, Z Prompt is pursuing various financing alternatives that may be available, although there can be no assurance that the Debtor will be able to successfully implement any such alternatives. Though Z Prompt intends to make efforts to increase its revenues to improve operations, it is possible that losses will continue for the foreseeable future and the Debtor will require additional funding and financial support from a third party and/or its parent company. There can be no assurance that any such additional financing will be available on acceptable terms, that such funds (if available) would enable Z Prompt to continue operating, or that the Debtor will be successful in increasing its revenues.

In addition, there is no assurance that the creditors and the Bankruptcy Court will approve a reorganization plan that will allow Z Prompt to survive.








