Form 10-Q/A
period 2003-09-30
ACCUPOLL HOLDING CORP
filed 2004-06-08
CIK 764794

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q/A

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF

                                THE EXCHANGE ACT

        For the transition period from ______________ to ________________
                        Commission File Number: 000-32849

                             ACCUPOLL HOLDING CORP.
        (Exact name of small business issuer as specified in its charter)

                 Nevada                                 11-2751630
      ------------------------------        -----------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

                   25101 Red Hill Ave # 220, Tustin, Ca 92780
                    (Address of principal executive offices)

                                 (949) 200-4000
                         (Registrant's telephone number)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES  X    NO
    ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                       148,449,049 shares of common stock
                               as of May 24, 2004

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             ACCUPOLL HOLDING CORP.
                          (A Development Stage Company)
               CONDENSED CONSOLIDATED BALANCE SHEETS - AS RESTATED
--------------------------------------------------------------------------------

                                   ASSETS

                                                                             September 30, 2003
                                                                                 (Unaudited)         June 30, 2003
                                                                                 -----------          -----------
CURRENT ASSETS
      Cash                                                                       $    70,970          $        --
      Deferred acquisition costs                                                     225,206              144,206
      Prepaid expenses                                                                40,265                2,500
                                                                                 -----------          -----------

TOTAL CURRENT ASSETS                                                                 336,441              146,706

      Capitalized software development costs                                       1,764,229            1,403,899
                                                                                 -----------          -----------
      TOTAL ASSETS                                                               $ 2,100,670          $ 1,550,605
                                                                                 ===========          ===========
                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable and accrued expenses                                      $ 1,157,474          $   931,503
      Related party payables                                                         934,430              872,940
      Subordinated debt                                                              208,333                   --
      Convertible debt, net of discount                                              110,033                   --
      Notes payable to related parties                                               225,000              175,000
                                                                                 -----------          -----------

TOTAL LIABILITIES                                                                  2,635,270            1,979,443
                                                                                 -----------          -----------

      Put liability related to warrant issuance                                      163,760              113,750
      Equity instruments subject to rescission                                     5,147,872            4,377,033
                                                                                 -----------          -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
      Convertible Series A preferred stock, $0.01 par value,
        80,000 shares authorized, no shares issued or outstanding                         --                   --
      Common stock, par value of $0.001, 600,000,000 shares
        authorized; 114,274,215 and 112,945,963 shares issued
        and outstanding, repectively                                                 114,274              112,946
      Additional paid in capital                                                   2,907,331            2,222,580
      Deficit accumulated during the development stage                            (8,867,837)          (7,255,147)
                                                                                 -----------          -----------

TOTAL STOCKHOLDERS' DEFICIT                                                       (5,846,232)          (4,919,621)
                                                                                 -----------          -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $ 2,100,670          $ 1,550,605
                                                                                 ===========          ===========

--------------------------------------------------------------------------------
Page F-1          See notes to these condensed consolidated financial statements

                             ACCUPOLL HOLDING CORP.
                          (A Development Stage Company)
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - AS RESTATED
         For The Three Month Periods Ended September 30, 2003 and 2002
 and For The Period From August 9, 2001 (Inception) Through September 30, 2003
--------------------------------------------------------------------------------

                                                                              Inception Through
                                  September 30, 2003    September 30, 2002    September 30, 2003
                                      (Unaudited)           (Unaudited)           (Unaudited)
                                    -------------          -------------         -------------
REVENUES                            $          --          $          --         $          --

EXPENSES
      General and administrative          915,290                333,929             4,747,501
      Professional fees                    87,327                 83,530             3,655,424
      Interest                            610,073                179,400               943,848
      Research and development                 --                     --               176,064
                                    -------------          -------------         -------------
                                        1,612,690                596,859             9,522,837
                                    -------------          -------------         -------------

NET LOSS                            $  (1,612,690)         $    (596,859)        $  (9,522,837)
                                    =============          =============         =============
BASIC AND DILUTED LOSS
    PER COMMON SHARE                $       (0.02)         $       (0.01)        $       (0.10)
                                    =============          =============         =============
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                113,236,887            103,540,532            92,863,652
                                    =============          =============         =============

--------------------------------------------------------------------------------
Page F-2          See notes to these condensed consolidated financial statements

                             ACCUPOLL HOLDING CORP.
                          (A Development Stage Company)
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - AS RESTATED
          for the Three Month Periods Ended September 30, 2003 and 2002
  And For The Period From August 9, 2001 (Inception) Through September 30, 2003
--------------------------------------------------------------------------------

                                                                                                                Inception Through
                                                                                     2003             2002      September 30, 2003
Cash flows from operating activities:                                             (Unaudited)      (Unaudited)      (Unaudited)
                                                                                  -----------      -----------      -----------
     Net loss                                                                     $(1,612,690)     $  (596,859)     $(9,522,837)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Amortization of estimated fair value of warrants granted
           and beneficial conversion feature in connection with the
           issuance of a convertible note payable                                     110,033               --          417,533
         Amortization of beneficial conversion feature in connection
           with the issuance of a subordinated convertible note payable               500,000               --          500,000
         Estimated fair value of options and warrants granted for services            168,000               --        3,748,609
         Vesting of previously issued stock options                                   136,545               --          136,545
         Estimated fair value of common stock issued for services                      32,930          179,400          857,864
         Accrued interest related to the conversion of notes payable                       --               --           16,375
         Write off of subscription receivable                                              --               --           12,500
         Write off of prepaid consulting                                                   --               --          286,000
         Changes in operating assets and liabilities:
            Prepaid expenses                                                          (37,765)          (2,500)         (40,265)
            Accounts payable and accrued expenses                                     225,971           48,477        1,157,474
            Related party payables                                                     61,490          141,780          222,510
                                                                                  -----------      -----------      -----------

     Net cash used in operating activities                                           (415,486)        (229,702)      (2,207,692)
                                                                                  -----------      -----------      -----------
Cash flows from investing activities:
     Increase in deferred acquisition costs                                           (81,000)              --         (225,206)
     Increase in capitalized software development costs                              (360,330)        (265,905)      (1,002,309)
     Proceeds from related party note receivable                                           --          300,000               --
                                                                                  -----------      -----------      -----------

     Net cash (used in) provided by investing activities                             (441,330)          34,095       (1,227,515)
                                                                                  -----------      -----------      -----------
Cash flows from financing activities:
     Proceeds from the issuance of notes payable to related parties                    50,000               --          225,000
     Proceeds from issuance of subordinated convertible debt                          500,000               --          500,000
     Proceeds from issuance of convertible debt                                       200,000               --          537,500
     Proceeds from the issuance of common stock                                        25,000           25,000          853,632
     Proceeds from issuance of common stock upon exercise of warrants                 152,786           56,640        1,671,989
     Commissions paid for fund raising activities                                          --          (51,000)        (281,944)
                                                                                  -----------      -----------      -----------

     Net cash provided by financing activities                                        927,786           30,640        3,506,177
                                                                                  -----------      -----------      -----------

Net increase (decrease) in cash                                                        70,970         (164,967)          70,970

Cash at beginning of period                                                                --          287,159               --
                                                                                  -----------      -----------      -----------

Cash at end of period                                                             $    70,970      $   122,192      $    70,970
                                                                                  ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
See accompanying notes to the condensed consolidated financial statements for additional information relating to non-cash investing and financing activities concerning the issuance of common stock related to convertible debt and warrants and beneficial conversion features.
--------------------------------------------------------------------------------
Page F-3          See notes to these condensed consolidated financial statements

                      ACCUPOLL HOLDING CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003
                                   (UNAUDITED)

NOTE 1: BASIS OF REPORTING

The accompanying condensed consolidated financial statements have been prepared in accordance with SEC regulations for interim financial information. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. The unaudited condensed consolidated financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Form 10-KSB annual report of the Company, as amended, for the year ended June 30, 2003. In the opinion of management, all adjustments (which, except as described in Note 2, consist only of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Going Concern Considerations
----------------------------

The condensed consolidated financial statements are presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant operating losses and has used cash in its operations since inception. Most of this cash was invested in the development of software and systems infrastructure, and in organization development and staffing. Additional funding went towards investment in and protection of intellectual property and investment advisory fees and commissions related to fund raising. At September 30, 2003, the Company had a deficit in working capital approximating $2,299,000. In addition, the Company experienced a loss from operations for the three months ended September 30, 2003, approximating $1,613,000, and a deficit accumulated during the development stage approximating $8,868,000 at that date.

Principles of Consolidation
---------------------------

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, AccuPoll, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Organization
------------

AccuPoll Holding Corp., a Nevada Corporation, does business principally through its wholly owned subsidiary, AccuPoll, Inc., which was incorporated on August 9, 2001 in Delaware. The entities named in the preceding sentence are collectively referred to herein as the "Company".

The Company is engaged in the design and development of an intuitive touch-screen interface (the "Voting System") that provides a polling place electronic voting solution that is confidential, reliable, accurate, immediate, secure and auditable. While maintaining and preserving the current voter experience, the Company adds the ability to accurately capture in electronic form a voter's true intent, while simultaneously preserving the legally binding vote - the official paper ballot. The Voting System has the ability to simultaneously produce two different electronic audit trails (recorded on both the polling place administrative work station and the local voting station), in addition to generating a printed-paper ballot. The Company completed a share exchange with AccuPoll, Inc. in May 2002 and is quoted on the OTC Bulletin Board under the symbol "ACUP" The Company is classified as a development stage company.

                      ACCUPOLL HOLDING CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003
                                   (UNAUDITED)

NOTE 1: BASIS OF REPORTING (continued)

Stock-based Employee Compensation
---------------------------------

As of September 30, 2003, the Company has not adopted a stock-based employee compensation plan. The Company accounts for stock-based compensation to employees under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company did not incur any stock-based employee compensation cost for the three months ended September 30, 2003 or 2002 under APB Opinion No. 25. The following table illustrates the effect on net loss and loss per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                        Three Months Ended
                                                           September 30,
                                                    --------------------------
                                                        2003           2002
                                                    -----------    -----------
Net loss available to common
   stockholders, as reported *                      $(1,751,690)   $  (607,859)
Pro forma compensation expense                         (355,000)       (14,000)
                                                    -----------    -----------
Pro forma net loss available to
   common stockholders                              $(2,106,690)   $  (621,859)
                                                    ===========    ===========
Loss per common share, as reported
   Basic and diluted                                $     (0.02)   $     (0.01)
                                                    ===========    ===========
Loss per common share, pro forma
   Basic and diluted                                $     (0.02)   $     (0.01)
                                                    ===========    ===========

* These amounts include interest related to certain equity instruments subject to rescission (see Note 2).

Beneficial Conversion Feature
-----------------------------

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

                      ACCUPOLL HOLDING CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003
                                   (UNAUDITED)

NOTE 1: BASIS OF REPORTING (continued)

Loss Per Common Share
---------------------

Under SFAS No. 128, "Earnings per Share," basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per common share is computed similar to basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (approximating 31,700,000 and 28,200,000 shares at September 30, 2003 and 2002, respectively), based on the Treasury Stock method. Because the Company has incurred net losses, basic and diluted loss per common share are equal, since additional potential common shares would be anti-dilutive.

                                                   THREE MONTHS ENDED SEPT. 30,
                                                   ----------------------------
                                                        2003           2002
                                                   -------------  -------------
Net loss available to common stockholders          $  (1,612,690) $    (596,859)
Interest related to equity instruments
  subject to rescission                                 (139,000)       (11,000)
                                                   -------------  -------------
Dilutive net loss available to
  common stockholders                              $  (1,751,690) $    (607,859)
                                                   =============  =============

Shares used to compute basic and diluted
   loss per common share:
   Weighted-average common shares                    113,236,887    103,540,532
                                                   =============  =============
   Basic and diluted loss per common share:        $       (0.02) $       (0.01)
                                                   =============  =============

Reclassifications
-----------------

Certain reclassifications have been made to the 2002 financial statement presentation to conform to the current year's presentation.

Equity Instruments Subject to Rescission
----------------------------------------

The Company accounts for common stock and other equity instruments that may be subject to rescission claims at estimated fair value (based on applicable measurement criteria) in accordance with (1) the SEC's promulgated accounting rules and interpretive releases, and (2) the applicable provisions of SFAS No. 150 and its related interpretations (see Note 2). Under the SEC's interpretation of GAAP, reporting such claims outside of stockholders' equity/deficit is required regardless of how remote the redemption event may be.

Consolidation of Variable Interest Entities
-------------------------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or "VIEs"), and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated

                      ACCUPOLL HOLDING CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003
                                   (UNAUDITED)

financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for the Company are as follows: (a) For interests in special-purpose entities: the first period ended after December 15, 2003; and
(b) For all other types of VIEs: the first period ended after March 15, 2004.

The Company is associated with Web Tools International, Inc. ("WTI") through common ownership; in addition, the Company is a major customer of WTI for software development services. Based on these and other factors, the Company has determined that (1) WTI is a VIE and (2) the Company is its primary beneficiary. Therefore, effective January 1, 2004, the accounts of WTI will be consolidated with those of the Company.

NOTE 2. EQUITY INSTRUMENTS SUBJECT TO RESCISSION

The Company may be subject to possible claims for rescission with respect to the sale or other issuances of common stock, options and warrants. For that reason, the Company is amending its June 30, 2003 Form 10-KSB, and its December 31, 2003 Form 10-Q to (a) restate the balance sheets as of those dates and (b) disclose the contingent liability for the possible rescission of the transactions described below. The accompanying September 30, 2003 and June 30, 2003 consolidated balance sheets included in this filing reflect such adjustment.

Approximately 22 million shares of the Company's common stock, options and warrants that were issued or granted in the United States without registration or qualification under federal or state securities laws during the two-year period ended September 30, 2003 may be subject to rescission. In the aggregate, the average purchase price paid or the estimated fair value of the services rendered by the equity instrument owners in these transactions approximated $0.23 per share. The fair value of these securities was estimated based on a combination of (a) the selling price of the common stock on the dates sold, (b) the price per the agreement for stock issued for the conversion of debt, and (c) the fair value of the stock options and warrants on their grant dates. The fair value of these options and warrants was estimated using the Black-Scholes option-pricing model. Based on these measurement criteria, the Company's potential liability directly associated with the aforementioned securities transactions is estimated to approximate $5.1 million (including interest) plus legal fees and any fines or penalties that might be assessed by regulatory agencies.

Management is unable to determine at this time whether any claim for rescission may be filed against the Company; however, there can be no assurance that claims will not be asserted. In addition, regulatory agencies could launch a formal investigation and/or institute an enforcement proceeding against the Company.

The ultimate outcome of the matters discussed above is not presently determinable. Accordingly, management is unable to estimate the liability, if any, that the Company may incur as a result of such contingencies. Regardless of how remote a rescission event may be, GAAP as interpreted by the SEC requires that equity securities subject to rescission be reported outside of the stockholders' equity section of the balance sheet until the applicable statute of limitations has expired. Thus, the Company has reported approximately $5.1 million as "mezzanine equity" in the accompanying September 30, 2003 condensed consolidated balance sheet.

Approximately 8.5 million shares of the Company's common stock issued in connection with the acquisition of Z Prompt with an issuance date estimated fair value of approximately $1.8 million, have been excluded from the mezzanine equity amount, as the acquisition was not recorded at September 30, 2003 for reasons described in Note 8.

                      ACCUPOLL HOLDING CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003
                                   (UNAUDITED)

NOTE 3: CAPITALIZED SOFTWARE DEVELOPMENT COSTS

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

At September 30, 2003, management believes that no revisions to the remaining useful lives or write-down of capitalized software development costs are required. Since the product has not been released to customers, the amounts included in the accompanying condensed consolidated balance sheets have no related amortization.

The Company received federal qualification of its Voting System in March 2004 and will begin amortizing the related capitalized software development costs over a period of twelve months in April 2004.

NOTE 4: SUBORDINATED CONVERTIBLE DEBT

In July 2003, the Company borrowed $500,000 under a subordinated convertible note payable, (the "Subordinated Convertible Note"), which bears interest at 7% per annum. All borrowings are due six months from the receipt of proceeds, with semi-annual interest payments on the outstanding balance. The Subordinated Convertible Note may be converted into common stock of the Company at $0.30 per share, at any time at the option of the noteholder.

A beneficial conversion feature approximating $500,000 was recorded during the period ended September 30, 2003. Such discount was amortized to interest expense during the three months ended September 30, 2003 as the subordinated convertible note was convertible upon issuance. The outstanding balance of the Subordinated Convertible Note at September 30, 2003 was $500,000. In the originally filed Form 10-Q, only $208,333 of the related BCF was charged to interest expense, but as the Subordinated Convertible Note was immediately convertible, the entire amount has been expensed in the three month period ended September 30, 2003.

NOTE 5: CONVERTIBLE NOTE PAYABLE

In July 2003, the Company borrowed $200,000 under an existing convertible note payable, secured by substantially all of the assets of the Company, (the "Convertible Note"), which bears interest at 10% per annum. All borrowings are due on or before December 31, 2003 with monthly interest payments on the outstanding balance. The Convertible Note may be converted into common stock of the Company at the lesser of: (a) $0.06 per share or (b) 50% of the averaged three lowest closing prices of the Company's common stock for the 20 trading days immediately preceding the conversion date, at any time at the option of the noteholder.

                      ACCUPOLL HOLDING CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003
                                   (UNAUDITED)

NOTE 5: CONVERTIBLE NOTE PAYABLE (continued)

In connection with the Convertible Note, the Company granted a warrant to purchase 6,400,000 shares of the Company's restricted common stock at an exercise price of $0.06 per share, which includes a non-dilution clause, as defined. The warrants vested upon grant and expire in July 2008.

The Company recorded the relative fair value of the warrant and the beneficial conversion feature, which total $200,000 as a debt discount. The discount associated with the warrants will be amortized to interest expense over the term of the Convertible Note. The discount associated with the beneficial conversion feature was insignificant and amortized to interest expense upon issuance. The outstanding balance of the Convertible Note at September 30, 2003 was approximately $110,000, net of an unamortized debt discount of approximately $140,000.

NOTE 6: OTHER COMMITMENTS AND CONTINGENCIES

In November 2002, the Company entered into a Location Incentives Agreement (the "Agreement") with the Amarillo Economic Development Corporation ("AEDC") to establish the Company's customer service center and voting machine repair operations in Amarillo, Texas. According to the terms of the Agreement, the AEDC will pay the Company $250,000 upon the Company's execution of a lease for facilities in Amarillo. The funds advanced under the Agreement are to be used solely for the operations in Amarillo. If the Company does not meet certain minimum employment requirements, as defined, it would be required to repay all amounts advanced. In connection with the Agreement, the Company granted warrants to purchase 250,000 shares of the Company's restricted Common Stock at an exercise price of $1.04 per share, valued at approximately $205,000 (based on the Black-Scholes pricing model), which was expensed upon issuance. In January 2003, the Company received the $250,000 and has included such amount in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets, as the Company has yet to fulfill its obligations related to the Agreement.

During the year ended June 30, 2003, the Company granted warrants to purchase 250,000 shares of the Company's restricted common stock at an exercise price of $0.91 per share valued at $206,000 (based on the Black-Scholes pricing model) to a consultant for services rendered, which has been expensed in the consolidated statement of operations for the year ended June 30, 2003. In connection with the issuance, the warrant holder may cause the Company to re-purchase any warrants not previously exercised by the warrant holder on or after June 2006 for $0.46 per share. Accordingly, a related liability of $113,750 has been recorded in the accompanying consolidated balance sheets, representing the Company's re-purchase liability.

NOTE 7: STOCKHOLDERS' EQUITY

Preferred Stock
---------------

During the year ended June 30, 2003, the Company entered into an agreement to issue 71,529 shares of Series A Preferred Stock as collateral for potential loan proceeds approximating $6,300,000 ("Secured Notes"), less applicable commissions. Subsequent to June 30, 2003, the agreement was cancelled and the holders of the related shares of Series A have agreed to return such shares. Accordingly, these shares are not accounted for as outstanding in the accompanying condensed consolidated balance sheets.

                      ACCUPOLL HOLDING CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003
                                   (UNAUDITED)

NOTE 7: STOCKHOLDERS' EQUITY (continued)

Common Stock
------------

In July 2003, the Company issued 10,000 shares of Common Stock valued at $9,000 (based on the market price on the issuance date) for services rendered, which is included in the accompanying condensed consolidated statement of operations.

In August 2003, the Company issued 10,000 shares of Common Stock valued at $11,800 (based on the market price on the issuance date) for services rendered, which is included in the accompanying condensed consolidated statement of operations.

In September 2003, the Company issued 10,000 shares of Common Stock valued at $12,100 (based on the market price on the issuance date) for services rendered, which is included in the accompanying condensed consolidated statement of operations.

In September 2003, the Company issued 50,000 shares of restricted Common Stock for cash totaling $25,000.

In August 2003, the Company issued 7,000,000 shares of common stock as collateral for potential loan proceeds approximating $1,652,000 ("Secured Note"), less applicable commissions. As of May 31, 2004, the Company had cancelled such transaction. Accordingly, these shares are not accounted for as outstanding during any period presented.

In September 2003, the Company issued 1,248,252 shares of restricted common stock in connection with the exercise of warrants at approximately $0.12 per share for approximately $153,000.

Stock Options and Warrants
--------------------------

In July 2003, the Company granted options to purchase 600,000 shares of restricted common stock, at an exercise price of $1.54 per share, to an employee of the Company (the fair value of the Company's common stock on the date of grant). The options vest through December 2006, and are exercisable through December 2012.

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

                      ACCUPOLL HOLDING CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003
                                   (UNAUDITED)

NOTE 7: STOCKHOLDERS' EQUITY (CONTINUED)

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

Additionally, the Company was required to settle an outstanding promissory note of Z prompt in the principal amount of approximately $400,000 that was held by a former stockholder of Z prompt, in exchange for 533,000 shares of restricted common stock of the Company. During the three month period ended September 30, 2003, the Company advanced Z prompt $81,000 in connection with the acquisition; such advances have been recorded as deferred acquisition costs in the accompanying condensed consolidated balance sheet, due to the contingency noted below, which existed at September 30, 2003.

The agreement between AccuPoll and the Z prompt stockholders provided that the transaction could be rescinded at the discretion of the Z prompt shareholders if the electronic voting system of AccuPoll was not certified by Wyle Labs by September 30, 2003; such certification was not obtained as of that date. Accordingly, the Z prompt acquisition has not been recorded in the accompanying September 30, 2003 condensed consolidated financial statements. As of September 30, 2003, the Company has issued approximately 8,533,000 shares of its common stock in connection with the acquisition, which have not been recorded in the accompanying September 30, 2003 condensed consolidated financial statements due to such contingency.

In October 2003, the Company obtained product certification from Wyle Labs and therefore, effective November 1, 2003, the Company will consolidate the accounts of Z Prompt, Inc. in all future filings.

Z Prompt provides hardware maintenance and technology support services primarily to mid- range to Fortune 1000 companies and to state and local governments. Z Prompt endeavors to provide same day service to its customers and emphasizes quality professional service through its experienced technicians.

NOTE 9: SUBSEQUENT EVENT - BANKRUPTCY FILING OF WHOLLY OWNED SUBSIDIARY Z PROMPT

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

                      ACCUPOLL HOLDING CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003
                                   (UNAUDITED)

NOTE 9: SUBSEQUENT EVENT - BANKRUPTCY FILING OF WHOLLY OWNED SUBSIDIARY Z PROMPT

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

Financial accounting and reporting during a Chapter 11 case are prescribed by Statement of Position No. 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE ("SOP 90-7"). For financial reporting purposes, Z Prompt's pre-petition liabilities and obligations, which may be subject to settlement or otherwise dependent on the outcome of the Chapter 11 case, will be segregated and classified as "liabilities subject to compromise" in the Company's balance sheets dated after the Petition Date. In addition, the Company will report all significant Z Prompt transactions (other than interest expense) directly related to the Chapter 11 Case as "reorganization items" in its statements of operations dated after the Petition Date. Certain additional disclosures including (a) claims not subject to reasonable estimation of the amount to be allowed and (b) any significant difference between reported interest expense and stated contractual interest will be provided in future financial statements (as required by SOP 90-7) when such amounts are determinable and/or when the related transactions occur.

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

                      ACCUPOLL HOLDING CORP. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003
                                   (UNAUDITED)

NOTE 9: SUBSEQUENT EVENT - BANKRUPTCY FILING OF WHOLLY OWNED SUBSIDIARY Z PROMPT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, management's discussion and analysis or plan of operations includes certain forward-looking statements, including, but not limited to, those related to our growth and strategies, future operating results and financial position as well as economic and market events and trends. All forward-looking statements made by us, including such statements herein, include material risks and uncertainties and are subject to change based on factors beyond our control. Some of the factors that could affect our financial performance or cause actual results to differ from our estimates in, or underlying, such forward looking statements are set forth under the heading "Risk Factors" below.

The following discussion of our financial condition and results of operations should be read in connection with our condensed consolidated financial statements and notes thereto appearing elsewhere herein. Factors that could cause or contribute to differences from the condensed consolidated financial statements include, but are not limited to, risks and uncertainties related to the need for additional funds, the growth of our operations and our ability to operate profitably after our development stage is completed.

OUR BUSINESS IS SUBJECT TO NUMEROUS RISKS AND UNCERTAINTIES, YOU ARE STRONGLY URGED TO CONSIDER CAREFULLY THE RISKS AND UNCERTAINTIES DESCRIBED IN "RISK FACTORS".

GENERAL

AccuPoll Holding Corp. ("AccuPoll", "we" or "us") was a development-stage company at September 30, 2003 that seeks to become a leader in developing and marketing computerized voting machines and their associated products and services for use in federal, state local and private elections. We believe that we are currently the only publicly traded company focused solely on the election industry.

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

PLAN OF OPERATIONS

As of September 30, 2003, we have not generated any revenues from operations since the inception of AccuPoll, Inc., our wholly owned operating subsidiary, in August 2001. We do not expect to report any significant revenue until the successful development and marketing of our DRE voting system. Additionally, after the launch of our products and services, there can be no assurance that we will generate positive cash flow and there can be no assurances as to the level of revenues, if any, that we may actually achieve from our planned operations.

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

In April 2003, we entered into an agreement to acquire all of the issued and outstanding shares of Z prompt, Inc. Because the shareholders of Z prompt have a right of rescission, this transaction was not recorded for accounting purposes until November 2003. On March 23, 2004, Z prompt filed for relief under Chapter 11 of the United States Bankruptcy Code.

SELECTED FINANCIAL DATA COMPARISONS

General and administrative expenses for the quarter ended September 30, 2003 were $915,290, an increase of 174% from general and administrative expenses for the quarter ended September 30, 2002 of $333,929. The primary contributor to the increase is due to non-cash expenses for stock based compensation, which is due to warrants which are in the money, that are granted to consultants.

Professional fees for the quarter ended September 30, 2003 were $87,320, an increase of 4.5%, from professional fees for the quarter ended September 30, 2002 of $83,530.

Interest expenses for the quarter ended September 30, 2003 was $610,073, an increase of 240.1% from interest expenses for the quarter ended September 30, 2002 of $179,400. The primary reason for such an increase is related to the non-cash beneficial conversion charge relating to debt securities issued by us during the quarter ended September 30, 2003, that have conversion features that are at prices below market.

LIQUIDITY AND CAPITAL RESOURCES

From August 2001, the date of our inception, through September 30, 2003, we have raised gross proceeds approximating $3,800,000 from the sale of common stock, convertible notes and other securities.

Our cash was approximately $71,000 at September 30, 2003.

We have a convertible debenture with Palisades Holdings, LLC whereby Palisades Holdings, at its discretion, may provide us loans of up to $1,250,000. The convertible debenture bears interest at an annual rate of 10% and matures on June 30, 2004 based on the amended agreement. The debenture is convertible on 90 days written notice by Palisades Holdings at the lesser of (i) 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date or (ii) $.0625 per share. At September 30, 2003, we had borrowed $250,000 under such debenture. At May 24, 2004, the amount of principal and accrued but unpaid interest under such debenture equaled approximately $760,000.

On December 19, 2002 we issued a $165,000 note to an individual investor. The note bears interest at an annual rate of 8% and is payable upon demand. At May 24, 2004, the amount of principal and accrued but unpaid interest under such debenture equaled approximately $55,000.

In July 2003, we borrowed $500,000 from Pan American Management pursuant to a subordinated convertible note. The note accrued interest at 7% per annum. In January 2004, this note, in its entirety, was converted into our common stock at a conversion price of $.30 per share.

Between June 2003 to July 2003, we issued warrants to consultants to purchase an aggregate of 550,000 shares of our common stock at exercise prices ranging from $.90 to $.91 per share. The warrants provide the holders with the right to sell any unexercised warrants back to us after July 15, 2006 at prices ranging from $.1667 to $.455 per share.

We have offered and sold a substantial number of shares of common stock and warrants and options to purchase common stock without registration under the Securities Act of 1933, as amended, or qualification under state securities laws. If any offer or sale were not exempt from, or otherwise not subject to, federal and state registration and qualification requirements, the purchaser would have a number of remedies, including the right to rescind the purchase. The Securities Act of 1933, as amended, requires that any claim for rescission be brought within one year of the violation. We have sold approximately 16,233,718 shares of common stock and warrants and options to purchase approximately 12,937, 970 shares of common stock in the United States within one year of May 31, 2004. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the date of the violation. We have sold approximately 17,143,009 shares of common stock and warrants and options to purchase approximately 14,028,810 shares of common stock in the United States within two years of May 31, 2004. Further, we cannot assure you that courts will not apply equitable or other doctrines to extend the period within which purchasers may bring their claims. The number of warrants and options described above does not include warrants and options to purchase 3,600,000 shares of common stock issued within two years of May 31, 2004 to our chief executive officer, Dennis Vadura and our president, Frank Wiebe and a warrant to purchase 12,400,000 shares of common stock for which the holder has agreed in writing that it will not assert any right to rescission that it may have. However, we can not assure you that this agreement is enforceable. See "Risk Factors - Risks Relating to Our Securities".

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

CAPITAL EXPENDITURES

We anticipate certain capital expenditures related to developing and testing subsequent versions of our DRE voting system hardware and software. We estimate our capital expenditures for hardware to be approximately $500,000 and an additional $500,000 for software over the course of the fiscal year ending June 30, 2004. We will be reliant on future fund raising in order to pay for development and testing of these subsequent versions.

GOING CONCERN

Our independent certified public accountants have stated in their audit report included in our Form 10-KSB/A, as filed with the Securities and Exchange Commission, that we have incurred losses from operations, negative working capital, and lack of operational history. These conditions, among others, raise substantial doubt about our ability to continue as a going concern.

INFLATION

Our management believes that inflation has not had a material effect on our results of operations.

NEED FOR ADDITIONAL FINANCING

We will require substantial additional financing to complete the capitalization of our business plan. The additional financing will be used primarily for payment of past due liabilities and for the establishment and implementation of marketing programs. We can give no assurance that we will successfully negotiate or obtain additional financing, or that we will obtain financing on terms favorable or acceptable to us. Our ability to obtain additional capital depends on market conditions, the global economy and other factors outside our control. If we do not obtain adequate financing or such financing is not available on acceptable terms, our ability to satisfy our liabilities, finance our expansion, develop or enhance products and services or respond to competitive pressures would be significantly limited. Our failure to secure necessary financing could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

                         RISKS RELATING TO OUR BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES TO DATE AND MAY NEVER BE PROFITABLE.

We began our current operations on August 9, 2001 and have incurred significant operating losses during each fiscal period since that date. We had no revenues during the period from commencement of our operations through September 30, 2003. At September 30, 2003, we had accumulated a deficit during the development stage of approximately $8.9 million from our operations. We expect that we will incur significant operating losses and negative cash flows from operations for the foreseeable future. If our losses continue and we are unable to commercialize, manufacture and market our products successfully, we may never generate sufficient revenues to achieve profitability or positive cash flows from operations.

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

At September 30, 2003, we were a development stage company and had generated no revenues from the sale of our products. Our limited operating history makes it difficult to evaluate our prospects. With the exception of our AccuPoll Direct Recording Electronic Voting System, all of our products are in the early stages of development. We cannot assure you that we will be able to achieve significant sales of our products or maintain product sales.

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

WE HAVE ENGAGED IN TRANSACTIONS WITH A COMPANY OWNED BY TWO INDIVIDUALS WHO ARE DIRECTORS, OFFICERS AND SHAREHOLDERS.

In April 2002, we entered into a master services agreement with a company, Web Tools International, Inc., that is owned and operated by Messrs. Dennis Vadura and Frank Wiebe. Each of these individuals is a director, officer and shareholder with respect to both us and Web Tools International. The agreement terminated on March 31, 2004. The financial results of Web Tools International were consolidated with our results from January 1, 2004 through March 31, 2004. We owed Web Tools International $934,430 and $1,567,550, at September 30, 2003 and March 31, 2004, respectively.

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

WE ARE SUBJECT TO CURRENT LITIGATION.

We are defendants in two separate lawsuits. In addition, we may be subject to litigation in the future. For a description of this litigation, please see "ITEM 3 - LEGAL PROCEEDINGS" of our annual report on Form 10-KSB/A with respect to the year ended June 30, 2003.

WE MAY ACQUIRE OTHER BUSINESSES AND OUR BUSINESS COULD BE MATERIALLY AND ADVERSELY AFFECTED AS A RESULT OF ANY OF THESE ACQUISITIONS.

We are looking for strategic opportunities to grow our product offerings through acquisitions or strategic investments. In this regard, during the year ended June 30, 2003, we entered into an agreement to purchase all of the outstanding shares of Z prompt, Inc. that was recognized for accounting purposes during our fiscal quarter ended December 31, 2003. In November 2003, we entered into a non-binding letter of intent to acquire a company that provides consulting, software, support and services to the election industry in the United States. At May 15, 2004, we continued to negotiate the terms of a definitive agreement. In the future, we may acquire or make strategic investments in other complementary businesses. We have limited experience in acquiring or investing in other businesses and we may not be successful in completing, financing, or integrating an acquired business into our existing operations.

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

IF WE FAIL TO SECURE OR PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, COMPETITORS MAY BE ABLE TO USE OUR TECHNOLOGIES.

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

                          RISKS RELATING TO REGULATION

EACH OF OUR VOTING SYSTEM PRODUCTS MUST MEET QUALIFICATION AND CERTIFICATION STANDARDS BEFORE WE WILL BE ABLE TO SELL THEM.

In the United States, our ability to sell our voting system products depends on the qualification of each product through independent testing for compliance with the federal voting system standards. In addition, most states require state-level certification before we may sell our products to local jurisdictions in those states. Moreover, local jurisdictions may require acceptance level testing. At September 30, 2003, none of our products had been qualified or certified. In March, 2004, our DRE voting system was qualified as complying with the 1990 federal voting system standards, as to hardware, and 2002 federal voting system standards, as to software, and has been subsequently certified by the states of Arkansas, South Dakota and Utah. We are seeking qualification of our hardware under the 2002 federal voting system standards but cannot assure you that we will obtain that qualification. We cannot assure you that our products will be certified by additional states. If we are unable to obtain certification in additional states, we may not be able to generate sufficient revenues to achieve profitability.

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

SOME OF THE HOLDERS OF OUR COMMON STOCK MAYBE SUBJECT TO DILUTION.

As of May 24, 2004, we had outstanding warrants and options to purchase 73,309,110 shares of common stock and notes convertible into 31,802,483 shares of common stock, or approximately 42% of our outstanding shares of common stock on a fully diluted as converted basis. The exercise price of the warrants and options ranges from $.01 to $1.55 per share and the notes are currently convertible at prices ranging from $.0625 to $.1224 per share. The number of shares of common stock issuable upon conversion of certain of the notes may be greater in the future because the conversion price is the lower of the specified price in the note or 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date. The exercise or conversion prices of these securities are generally substantially lower than our stock price. Therefore, holders of our common stock and potential investors are subject to substantial dilution if these securities are exercised or converted. The terms on which we could obtain additional capital may be adversely affected during the time that the warrants and options may be exercised or the notes converted.

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD CAUSE OUR STOCK PRICE TO FALL.

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline. As of September 30, 2003 and May 24, 2004, we had 114,274,215 and 148,449,049, respectively, shares of common stock outstanding, of which approximately 4,500,000 and 8,000,000, respectively, are freely tradable without restriction or further registration under the Securities Act of 1933, as amended. As of September 30, 2003 and May 24, 2004, our affiliates held approximately 63,111,600 shares of our common stock, which are transferable pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended. Although we do not believe that our affiliates have any present intentions to dispose of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future. We have filed a registration statement with the Securities and Exchange Commission on Form S-8 covering up to 12,000,000 shares of our common stock that are issuable upon exercise of outstanding warrants. The exercise of those options or warrants, and the prompt resale of shares of our common stock received, may result in downward pressure on the price of our common stock.

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

OUR CHIEF EXECUTIVE OFFICER AND OUR PRESIDENT EXERCISE SUBSTANTIAL CONTROL OVER OUR AFFAIRS.

At September 30, 2003,  Dennis Vadura,  our chief executive  officer,  and Frank
Wiebe, our president, were the beneficial owners of approximately 31.9% and 21.2% of our common stock, respectively, without taking into account an additional 14.7% of our common stock which they share the right to vote by proxy. As a result, Messrs. Vadura and Wiebe, acting together, are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of Messrs. Vadura and Wiebe may differ from those of our other stockholders and they may be able to take actions that advance their respective interests to the detriment of our other stockholders. This ability to exercise control over the election of the board of directors may discourage, delay or prevent a merger or acquisition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents. Based on our overall interest rate exposure at September 30, 2003, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. Our debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on our financial position or results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003. This evaluation was carried out under the supervision and with the participation of our management, including our principal (chief) executive and principal (chief) financial officer. Based upon the evaluation, our principal (chief) executive and principal (chief) financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at September 30, 2003.

There have been no changes in our internal control or financial reporting during our quarter ended September 30, 2003 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to September 30, 2003, we hired additional accounting personnel to re-evaluate and revise our disclosure controls and procedures and to implement new disclosure controls and procedures. As part of this plan and implementation, we are re-evaluating and re-designing and documenting policies and procedures, putting those procedures in operation and monitoring the effectiveness of the procedures.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings that are discussed in our Annual Report on Form 10-KSB/A for the fiscal year ended June 30, 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

AccuPoll sold the following unregistered securities during the three month period ended September 30, 2003 without registration under the Securities Act of 1933.

COMMON STOCK

In July 2003, AccuPoll issued 10,000 shares of common stock to a consultant for services valued at $9,000. We relied upon an exemption from registration under section 4(2) of the Securities Act of 1933 as amended (the "Securities Act").

In August 2003, AccuPoll issued 10,000 shares of common stock to a consultant for services valued at $11,800. We relied upon an exemption from registration under section 4(2) of the Securities Act.

In September 2003, AccuPoll issued 10,000 shares of common stock to a consultant for services valued at $12,100. We relied upon an exemption from registration under Section 4(2) of the Securities Act.

In September 2003, AccuPoll issued 50,000 shares of common stock to an investor in exchange for $25,000. We relied upon an exclusion from registration under Regulation S of the Securities Act.

In September 2003, AccuPoll issued 1,248,252 shares of common stock to various investors in connection with the exercise of warrants in exchange for $153,000. We relied upon an exclusion from registration under Regulation S of the Securities Act.

CONVERTIBLE NOTES

In July 2003, the Company borrowed $200,000 under an existing convertible note payable, which bears interest at 10% per annum. All borrowings are due on or before June 30, 2004 with monthly interest payments on the outstanding balance. The Convertible Note may be converted into common stock of the Company at the lesser of: (a) $0.06 per share or (b) 50% of the averaged three lowest closing prices of the Company's common stock for the 20 trading days immediately preceding the conversion date, at any time at the option of the noteholder.

WARRANTS

Between July 2003 to September 2003, AccuPoll issued to certain investors warrants to purchase an aggregate of 3,219,969 shares of common stock at exercise prices ranging from $0.12 to $.90 per share. We relied upon an exclusion from registration under Regulation S.

In July 2003, AccuPoll issued to a consultant a warrant to purchase 6,400,000 shares of common stock at an exercise price of $0.0625 per share for services valued at $200,000. We relied upon an exemption from registration under section 4(2) of the Securities Act.

In July 2003, AccuPoll issued to a consultant a warrant to purchase 300,000 shares of common stock at an exercise price of $0.90 per share for services valued at $168,000. We relied upon an exemption from registration under section 4(2) of the Securities Act.

OPTIONS

In July 2003, AccuPoll issued to Jo Ann Zakielarz options to purchase 600,000 shares of common stock at an exercise price of $1.54 per share. We relied upon an exemption from registration under Section 4(2) of the Securities Act.

In July 2003, we borrowed $500,000 from Pan American Management pursuant to a subordinated convertible note. The note accrued interest at 7% per annum. In January 2004, this note, in its entirety, was converted into our common stock at a conversion price of $.30 per share.

COMMISSIONS

From January 2002 to March 31, 2004, Andreea Porcelli, a member of our board of directors, has assisted us in the placement of our securities offerings in Europe. These offerings were excluded from registration under the Securities Act pursuant to Regulation S. As compensation for these services, in August 2003, Ms. Porcelli received warrants to purchase 857,493 shares of our common stock at an exercise price of $.12 per share. Ms. Porcelli has directed us to issue all warrants to Montacino Ltd, Southampton Ltd and Continental Advisors S.A. Ms. Porcelli has advised us that she is not a beneficial owner or affiliate of any of these entities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)      Reports on Form 8-K:

(2)      Exhibits

         10.1 Convertible Note, dated July 2003, between AccuPoll and Pan American Management

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

         32.2     Certification by Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duty caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 7, 2004

                           AccuPoll Holding Corp.

                           By: /S/ DENNIS VADURA
                               ----------------------------------------
                                    Dennis Vadura
                                    Chief Executive Officer

                           By: /S/ CRAIG A. HEWITT
                               ----------------------------------------
                                    Craig A. Hewitt
                                    Chief Financial Officer