Form 10-Q/A
period 2003-12-31
ACCUPOLL HOLDING CORP
filed 2004-06-08
CIK 764794

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
                        Commission File Number: 000-32849

                             ACCUPOLL HOLDING CORP.
        (Exact name of small business issuer as specified in its charter)

                    Nevada                             11-2751630
         -------------------------------    -----------------------------------
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

                          PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS - AS RESTATED
--------------------------------------------------------------------------------

                                    ASSETS

                                                                  December 31, 2003
                                                                     (Unaudited)    June 30, 2003
                                                                    ------------    -------------
CURRENT ASSETS
      Cash                                                          $      5,839    $         --
      Accounts receivable, net                                            66,876              --
      Inventories                                                         96,945              --
      Common stock subscription receivable                               750,000              --
      Deferred acquisition costs                                              --         144,206
      Prepaid expenses                                                    47,807           2,500
                                                                    ------------    ------------

TOTAL CURRENT ASSETS                                                     967,467         146,706

      Property and equipment, net                                         34,383              --
      Capitalized software development costs                           2,220,379       1,403,899
      Goodwill                                                         2,542,752              --
      Other assets                                                         3,494              --
                                                                    ------------    ------------

      TOTAL ASSETS                                                  $  5,768,475    $  1,550,605
                                                                    ============    ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable and accrued expenses                         $  1,526,773    $    931,503
      Related party payables                                           1,389,450         872,940
      Deferred revenue                                                   143,848              --
      Line of credit                                                     280,000              --
      Convertible subordinated debt                                      500,000              --
      Convertible debt, net of discount                                1,533,686              --
      Notes payable                                                       15,006              --
      Notes payable to related parties                                   211,493         175,000
                                                                    ------------    ------------

TOTAL LIABILITIES                                                      5,600,256       1,979,443
                                                                    ------------    ------------
      Put liability related to warrant issuances                         163,760         113,750
      Equity instruments subject to rescission                         6,983,045       4,377,033

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

      Convertible Series A preferred stock, $0.01 par value,
        80,000 shares authorized, no shares issued or outstanding             --              --
      Common stock, par value of $0.001, 600,000,000 shares
        authorized; 132,735,348 and 112,945,963 shares issued and
        outstanding, repectively                                         132,735         112,946
      Additional paid in capital                                       5,349,538       2,222,580
      Accumulated deficit                                            (12,460,859)     (7,255,147)
                                                                    ------------    ------------

TOTAL STOCKHOLDERS' DEFICIT                                           (6,978,586)     (4,919,621)
                                                                    ------------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $  5,768,475    $  1,550,605
                                                                    ============    ============

--------------------------------------------------------------------------------
Page F-1          See notes to these condensed consolidated financial statements

--------------------------------------------------------------------------------
                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - AS RESTATED
          For The Three Month Periods Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------

                                  December 31, 2003  December 31, 2002
                                     (Unaudited)        (Unaudited)
                                    -------------      -------------
NET SALES                           $     361,232      $          --

COST OF SALES                             142,503                 --
                                    -------------      -------------

GROSS PROFIT                              218,729                 --

OPERATING EXPENSES
     General and administrative           809,606          1,506,914
     Professional fees                     21,542             90,344
     Salaries and related                 262,761             66,355
                                    -------------      -------------
                                        1,093,909          1,663,613
                                    -------------      -------------

OPERATING LOSS                           (875,180)        (1,663,613)

OTHER EXPENSES
     Interest, net                      1,517,842             20,000
     Loss on MTNA stock                 1,200,000                 --
                                    -------------      -------------
                                        2,717,842             20,000

NET LOSS                            $  (3,593,022)     $  (1,683,613)
                                    =============      =============
BASIC AND DILUTED LOSS
    PER COMMON SHARE                $       (0.03)     $       (0.02)
                                    =============      =============
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                121,825,669        105,573,045
                                    =============      =============

--------------------------------------------------------------------------------
Page F-2          See notes to these condensed consolidated financial statements

--------------------------------------------------------------------------------
                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
     AS RESTATED For The Six Month Periods Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------

                                  December 31, 2003      December 31, 2002
                                     (Unaudited)            (Unaudited)
                                    -------------          -------------
NET SALES                           $     361,232          $          --

COST OF SALES                             142,503                     --
                                    -------------          -------------

GROSS PROFIT                              218,729                     --

OPERATING EXPENSES
     General and administrative         1,693,372              2,090,954
     Professional fees                     53,066                173,874
     Salaries and related                 350,088                137,424
                                    -------------          -------------
                                        2,096,526              2,402,252
                                    -------------          -------------

OPERATING LOSS                         (1,877,797)            (2,402,252)

OTHER EXPENSES
     Interest, net                      2,127,915                 20,000
     Loss on MTNA stock                 1,200,000                     --
                                    -------------          -------------
                                        3,327,915                 20,000

NET LOSS                            $  (5,205,712)         $  (2,422,252)
                                    =============          =============
BASIC AND DILUTED LOSS
    PER COMMON SHARE                $       (0.05)         $       (0.02)
                                    =============          =============
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                117,531,278            104,556,788
                                    =============          =============

--------------------------------------------------------------------------------
Page F-3          See notes to these condensed consolidated financial statements

--------------------------------------------------------------------------------
                             ACCUPOLL HOLDING CORP.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - AS RESTATED
           For the Six Month Periods Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------

Cash flows from operating activities:                                                   2003           2002
                                                                                    -----------    -----------
     Net loss                                                                       $(5,205,712)   $(2,422,252)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
        Depreciation and amortization                                                     4,209             --
        Amortization of estimated fair value of warrants granted
          and beneficial conversion feature in connection with the
          issuance of convertible notes payable                                       1,533,686         20,000
        Amortization of beneficial conversion feature in connectionn
          with the issuance of subordinated convertible notes                           500,000             --
        Estimated fair value of options and warrants granted for services               168,000        965,000
        Vesting of previously issued stock options                                      136,545             --
        Estimated fair value of common stock issued for services                         34,980        229,025
        Loss on MTNA stock                                                            1,200,000             --
        Changes in operating assets and liabilities:
            Accounts receivable                                                         122,286             --
            Inventories                                                                  (1,609)            --
            Prepaid expenses and other assets                                           (37,765)        (2,500)
            Accounts payable and accrued expenses                                        38,809        104,491
            Related party payables                                                      516,510        362,550
                                                                                    -----------    -----------

     Net cash used in operating activities                                             (990,061)      (743,686)
                                                                                    -----------    -----------
Cash flows from investing activities:
     Purchases of property and equipment                                                 (8,959)            --
     Increase in capitalized software development costs                                (816,480)      (270,260)
     Proceeds from collection of note recievable                                             --        300,000
     Cash of acquired company                                                             2,368             --
                                                                                    -----------    -----------

     Net cash (used in) provided by investing activities                               (823,071)        29,740
                                                                                    -----------    -----------
Cash flows from financing activities:
     Proceeds from the issuance of notes payable to related parties                      91,493             --
     Principal payments on notes payable to related parties                             (55,000)            --
     Proceeds from issuance of convertible subordinated debt                            500,000             --
     Proceeds from issuance of convertible notes payable                                390,000             --
     Proceeds from the issuance of notes payable                                          7,496         50,000
     Proceeds from the issuance of common stock, net of commissions                      25,000        139,815
     Net increase in line of credit                                                      75,000             --
     Proceeds from issuance of common stock upon exercise of warrants,
        net of commissions                                                              784,982       345,048
                                                                                    -----------    -----------

     Net cash provided by financing activities                                        1,818,971        534,863
                                                                                    -----------    -----------

Net increase (decrease) in cash                                                           5,839       (179,083)

Cash at beginning of period                                                                  --        287,159
                                                                                    -----------    -----------

Cash at end of period                                                               $     5,839    $   108,076
                                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
See accompanying notes to the condensed consolidated financial statements for additional information relating to non-cash investing and financing activities.
--------------------------------------------------------------------------------
Page F-4          See notes to these condensed consolidated financial statements

                   ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003
                                   (UNAUDITED)

NOTE 1: BASIS OF REPORTING

The accompanying condensed consolidated financial statements have been prepared in accordance with SEC regulations for interim financial information. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. The unaudited condensed consolidated financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Form 10-KSB annual report of the Company, as amended, for the year ended June 30, 2003. In the opinion of management, all adjustments (which, except as discussed in Note 2 and in the "Preferred Stock" section of Note 8 consist only of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year.

As a result of the acquisition discussed in Note 9, the Company ceased to be a development stage enterprise during the three months ended December 31, 2003.

Going Concern Consideration
---------------------------

The condensed consolidated financial statements are presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant operating losses and has used cash in its operations since inception. Most of this cash was consumed in the development of software and systems infrastructure, and in organization development and staffing. Additional funding went towards investment in and protection of intellectual property and investment advisory fees and commissions related to fund raising. At December 31, 2003, the Company had a deficit in working capital approximating $4,633,000. In addition, the Company experienced a loss from operations for the three months ended December 31, 2003, approximating $3,593,000, and an accumulated deficit approximating $12,461,000 at such date.

Principles of Consolidation
---------------------------

The condensed consolidated financial statements include the accounts of AccuPoll Holding Corp. (a Nevada Corporation) and its wholly owned subsidiaries, AccuPoll, Inc. and Z Prompt, Inc. ("Z Prompt"). All significant inter-company balances and transactions have been eliminated in consolidation.

Except where the context requires otherwise, the entities named in the preceding paragraph are hereinafter collectively referred to as the "Company."

As discussed in Note 10, Z Prompt filed bankruptcy in March 2004. The accompanying financial statements do not include any adjustments that may be required in connection with restructuring Z Prompt, as it proposes to reorganize under Chapter 11 of the Bankruptcy Code. The Company has not deconsolidated the accounts of Z Prompt in its December 31, 2003 consolidated financial statements.


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003
                                   (UNAUDITED)

Organization
------------

AccuPoll Holding Corp. does business through its wholly owned subsidiaries, AccuPoll, Inc. and Z Prompt, Inc.

AccuPoll, Inc. is engaged in the design and development of an intuitive touch-screen interface (the "Voting System") that provides a polling place electronic voting solution that is confidential, reliable, accurate, immediate, secure and auditable. While maintaining and preserving the current voter experience, the Company adds the ability to accurately capture in electronic form a voter's true intent, while simultaneously preserving the legally binding vote - the official paper ballot. The Voting System has the ability to simultaneously produce two different electronic audit trails (recorded on both the polling place administrative work station and the local voting station), in addition to generating a printed-paper ballot. The Company completed a share exchange with a publicly traded company in May 2002 and its common stock is quoted on the Over-The-Counter Bulletin Board under the symbol "ACUP."

Z Prompt provides a number of standard service programs, as well as customized programs, to fit the special needs of its customers. Z Prompt, Inc. offers services such as on-site hardware service, installation and training, inventory management and preventive maintenance.

Stock-based Employee Compensation
---------------------------------

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


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003
                                   (UNAUDITED)

NOTE 1: BASIS OF REPORTING (continued)

                                        Three Months Ended            Six Months Ended
                                           December 31,                  December 31,
                                   --------------------------    ----------------------------
                                       2003           2002           2003             2002
                                   -----------    -----------    -----------    -------------
Net loss  available to common
stockholders, as reported *        $(3,727,022)   $(1,701,613)   $(5,478,712)   $  (2,452,252)
Pro forma compensation expense        (355,000)      (150,000)      (700,000)        (295,000)
                                   -----------    -----------    -----------    -------------
Pro forma net loss available to
common stockholders                $(4,082,022)   $(1,851,613)   $(6,178,712)   $  (2,747,252)
                                   ===========    ===========    ===========    =============
Loss per common share, as
reported
   Basic and diluted               $     (0.03)   $     (0.02)   $     (0.05)   $       (0.02)
                                   ===========    ===========    ===========    =============
Loss per common share, pro forma
   Basic and diluted               $     (0.03)   $     (0.02)   $     (0.05)   $       (0.03)
                                   ===========    ===========    ===========    =============

* These amounts include interest related to certain equity instruments subject to rescission (see Note 2).

Beneficial Conversion Feature
-----------------------------

The convertible feature of convertible notes payable and subordinated convertible note payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and Emerging Issues Task Force Issue No. 00-27,"Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. The BCFs related to the attached warrants will be amortized over the life of the notes and the BCF related to the notes will be expensed in accordance with the terms of conversion.


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003
                                   (UNAUDITED)

NOTE 1: BASIS OF REPORTING (continued)

Inventories
-----------

Inventories are stated at the lower of cost or estimated market and consist entirely of finished goods. Cost is determined on a weighted average basis that approximates the first-in, first-out basis. Market is determined by comparison with recent purchases or net realizable value. Such net realizable value is based on management's forecast for sales of the Company's products or services in the ensuing years. The industry in which the Company operates is characterized by technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown in the accompanying condensed consolidated balance sheet.

Revenue Recognition
-------------------

The Company records sales when goods are shipped to the customer or upon the completion of the service. Amounts received prior to the completion of the earning process, such as maintenance contracts paid in advance, are included in deferred revenues in the accompanying condensed consolidated financial statements.

The SEC issued Staff Accounting Bulletin 104 ("SAB 104"), "REVENUE RECOGNITION," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosures related to revenue recognition policies in financial statements filed with the SEC. Management of the Company believes that its revenue recognition accounting policy conforms to SAB 104.

Goodwill
--------

Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired. The Company has applied the provisions of SFAS 142, "Goodwill and Other Intangible Assets," in accounting for goodwill. SFAS 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, when events or changes in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to the estimated fair value of the reporting unit to which they are assigned. The Company recorded no impairments to its goodwill during the period ended December 31, 2003 (see Note 10).


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003
                                   (UNAUDITED)

NOTE 1: BASIS OF REPORTING (continued)

Impairment of Long-lived Assets
-------------------------------

The Company periodically evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB
Opinion No. 30, "Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 also amends Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation of a subsidiary of which control is likely to be temporary.

SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations, including amortizable intangible assets when indicators of impairment are present. Indicators of impairment include an economic downturn or a change in the assessment of future operations. In the event a condition is identified that may indicate an impairment issue, an assessment is performed using a variety of methodologies, including analysis of undiscounted future cash flows, estimates of sales proceeds and independent appraisals. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying value exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or estimated fair market value, less cost to sell. At December 31, 2003, the Company feels that no impairment charges are necessary.

Loss Per Common Share
---------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the three and six month periods ended December 31, 2003 and 2002:

                                           Three Months Ended                Six Months Ended
                                              December 31,                      December 31,
                                    ------------------------------    ------------------------------
                                         2003             2002             2003             2002
                                    -------------    -------------    -------------    -------------
Net loss                            $  (3,593,022)   $  (1,683,613)   $  (5,205,712)   $  (2,422,252)
Interest related to equity
instruments subject to rescission        (134,000)         (18,000)        (273,000)         (30,000)
                                    -------------    -------------    -------------    -------------
Net loss available to common
stockholders                        $  (3,727,022)   $  (1,701,613)   $  (5,478,712)   $  (2,452,252)
Shares used to compute loss per
common share:
Weighted average common shares        121,825,669      105,573,045      117,531,278      104,556,788
                                    =============    =============    =============    =============
Basic and diluted loss per common
share:                                      (0.03)           (0.02)           (0.05)           (0.02)
                                    =============    =============    =============    =============


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003
                                   (UNAUDITED)

NOTE 1: BASIS OF REPORTING (continued)

Reclassifications
-----------------

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

As disclosed in the notes to the Company's June 30, 2003 consolidated financial statements previously filed with the SEC in Form 10-KSB/A, the Company is associated with Web Tools International, Inc. ("WTI") through common ownership; in addition, the Company is virtually WTI's only customer for software development services. Based on these and other factors, the Company has determined that (1) WTI is a VIE and (2) the Company is its primary beneficiary. Therefore, effective January 1, 2004, the accounts of WTI will be consolidated with those of the Company.


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003
                                   (UNAUDITED)

NOTE 2: EQUITY INSTRUMENTS SUBJECT TO RESCISSION

The Company may be subject to possible claims for rescission with respect to the sale or other issuances of common stock, options and warrants. For that reason, the Company intends to amend its June 30, 2003 Form 10-KSB and its September 30, 2003 Form 10-Q to (a) restate the balance sheets as of those dates and (b) disclose the contingent liability for the possible rescission of the transactions described below. The December 31, 2003 condensed consolidated balance sheet included in this filing reflects such adjustment.

Approximately 36 million shares of the Company's common stock, options and warrants that were issued or granted in the United States without registration or qualification under federal or state securities laws during the two-year period ended December 31, 2003 may be subject to rescission. In the aggregate, the average purchase price paid or the estimated fair value of the services rendered by the equity instrument owners in these transactions was $0.19 per share. The fair value of these securities was estimated based on a combination of (a) the selling price of the common stock on the dates sold, (b) the price per the agreement for stock issued for the conversion of debt, and (c) the fair value of the stock options and warrants on their grant dates. The fair value of these options and warrants was estimated using the Black-Scholes option-pricing model. Based on these measurement criteria, the Company's potential liability directly associated with the aforementioned securities transactions is estimated to approximate $7 million (including interest) plus legal fees and any fines or penalties that might be assessed by regulatory agencies.

Management is unable to determine at this time whether any claim for rescission may be filed against the Company; however, there can be no assurance that claims will not be asserted. In addition, regulatory agencies could launch a formal investigation and/or institute an enforcement proceeding against the Company.

The ultimate outcome of the matters discussed above is not presently determinable. Accordingly, management is unable to estimate the liability, if any, that the Company may incur as a result of such contingencies. Regardless of how remote a redemption event may be, GAAP as interpreted by the SEC requires that equity securities subject to rescission be reported outside of the stockholders' equity section of the balance sheet until the applicable statute of limitations has expired. Thus, the Company has reported approximately $7 million as "mezzanine equity" in the accompanying December 31, 2003 condensed consolidated balance sheet.


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

At December 31, 2003, management believes that no revisions to the remaining useful lives or write-down of capitalized software development costs are required. Since the product has not been released to customers, the amounts included in the accompanying condensed consolidated balance sheets have no related amortization. The Company received federal qualification in late March 2004. The Company will begin amortizing the capitalized software development costs over a period of twelve months beginning April 2004.

NOTE 4: LINE OF CREDIT

The Company has a revolving line of credit agreement (the "Line") with a financial institution that matures in August 2004, as amended. The Line bears interest at 5% per annum. A shareholder of the Company who is also a former majority shareholder of Z Prompt guarantees the Line. The terms of the Line provide for borrowings of up to $280,000. At December 31, 2003, the Company's outstanding borrowings totaled $280,000.

NOTE 5: SUBORDINATED CONVERTIBLE DEBT

In July 2003, the Company borrowed $500,000 under a subordinated convertible note payable, (the "Subordinated Convertible Note"), which bears interest at 7% per annum. All borrowings and accrued interest were due in January 2004. In February 2004, the Subordinated Convertible Note was converted into restricted common stock of the Company at $0.30 per share, in accordance with the terms of the agreement.

A beneficial conversion feature of $500,000 was recorded during the period ended September 30, 2003. Such discount was amortized to interest expense upon issuance based on the conversion features of such Subordinated Convertible Note. The outstanding balance of the Subordinated Convertible Note at December 31, 2003 was $458,333, net of a $41,667 debt discount.


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003
                                   (UNAUDITED)

NOTE 6: CONVERTIBLE DEBT

$1,250,000 Convertible Debenture
--------------------------------

In November 2003, the Company borrowed an additional $40,000 under the existing convertible debenture. All borrowings are due in June 2004, as amended (see below), with monthly interest payments on the outstanding balance. The Convertible Note A may be converted into restricted common stock of the Company at the lesser of: (a) $0.06 per share or (b) 50% of the averaged three lowest closing prices of the Company's common stock for the 20 trading days immediately preceding the conversion date, at any time at the option of the noteholder.

In November 2003, the Company granted a warrant to purchase 6,000,000 shares of the Company's restricted common stock at an exercise price of $0.06 per share in connection with a deferral of the maturity date of an existing convertible instrument to June 2004 and an increase to the available borrowings to $1,250,000. The warrants vested upon grant and expire in October 2008.

The Company recorded the relative fair value of the warrant, which approximated $40,000, as a debt discount, which will be amortized to interest expense over the term of the convertible debenture. The total outstanding balance of the convertible debenture, as amended at December 31, 2003, was $183,686, net of an unamortized debt discount of $106,314.

$5,000,000 Convertible Debentures
---------------------------------

In November  2003,  the Company  entered into a Security  Agreement  and Secured
Convertible Note. Pursuant to the agreements, the Company received a $5.0 million revolving credit facility, as amended, in the form of two seven-month Convertible Notes secured by a security interest in substantially all of the Company's assets.

The Convertible Note Holder has the right to convert all or any portion of the outstanding principal amount and/or accrued interest and fees due and payable into shares of the Company's restricted common stock at the lesser of: (a) $0.06 per share or (b) 50% of the averaged three lowest closing prices of the Company's common stock for the 20 trading days immediately preceding the conversion date, at any time at the option of the Convertible Note Holder.

During the three month period ended December 31, 2003, the Company borrowed $1,200,000 in connection with a proposed transaction with Material Technologies, Inc. (see Note 8) and $150,000 for working capital purposes. The Company recorded the beneficial conversion feature, which totaled $1,350,000, as interest expense in the accompanying condensed consolidated financial statements based on the conversion provisions of the debenture.


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

During the year ended June 30, 2003, the Company granted warrants to purchase 250,000 shares of the Company's restricted common stock at an exercise price of $0.91 per share valued at $206,000 (based on the Black-Scholes pricing model) to a consultant for services rendered, which was expensed during the year ended June 30, 2003. In connection with the issuance, the warrant holder may cause the Company to re-purchase any warrants not previously exercised by the warrant holder on or after June 2006 for $0.46 per share. Accordingly, a related liability of $113,750 has been recorded in the accompanying consolidated balance sheets, representing the Company's re-purchase liability.

In October, 2003, the Company, and its wholly-owned subsidiary, Z Prompt, Inc., were served with a lawsuit by Paul Musco, the former President of Z Prompt, which was filed in Superior Court of California, County of Orange. Mr. Musco is alleging that the Company and/or Z Prompt have breached various agreements, including a breach of a promissory note and his employment agreement. He is seeking damages in the approximate aggregate amount of $800,000. The Company intends to vigorously defend these claims. In December 2003, the Company filed a cross-complaint against Mr. Musco.

In October, 2003, the Company, Z Prompt and certain individuals were served with a lawsuit filed by Nathalie Luu, a former employee of Z Prompt in Superior Court of California, County of Orange. Ms. Luu, who was an accounting clerk at Z Prompt, is seeking damages approximating $112,000 based on claims of intentional infliction of emotional distress and unlawful retaliation. The Company believes the claims are without merit and intends to defend them vigorously.

In November 2003, the Company executed a non-binding letter of intent to purchase a company that provides consulting, software, support and services to the election industry throughout the United States of America. Ongoing negotiations with the potential acquiree continue.


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003
                                   (UNAUDITED)

NOTE 8: STOCKHOLDERS' EQUITY

Preferred Stock
---------------

In December 2003, the Company entered into an agreement to issue 8,471 shares of cumulative convertible Series A Preferred Stock ("Series A") and $1,200,000 of convertible notes payable (see Note 6) in exchange for 3,325,000 shares of free trading common stock of Material Technologies, Inc., a publicly traded company whose common stock is quoted on the Over-The-Counter Bulletin Board under the symbol "MTNA." In attempting to execute such transaction, the Company's intent was to gain access to capital markets through the potential sale of MTNA common stock.

The Company has not filed a certificate of designation with respect to any series of preferred stock. On May 7, 2004, the Company entered into an agreement whereby we exchanged the 3,325,000 shares of common stock of Material Technologies, Inc. for the 8,471 shares of Series A. Accordingly, as of May 7, 2004, no preferred stock was issued or outstanding. However, the Company remains liable on the $1.2 million convertible note payable.

The accounting adjustment described above has been reflected in the accompanying December 31, 2003 financial statements of the Company. This adjustment of the Company's financial statements increased the previously reported net loss for the quarter and six months then ended by approximately $1.2 million ($0.01 per common share), but does not affect cash used in operating activities during such period.

Common Stock
------------

In December 2003, the Company issued 6,250,000 shares of restricted common stock for $750,000, which was collected in January 2004 and is presented as common stock subscription receivable in the accompanying condensed consolidated financial statements.

During the three-month period ended December 31, 2003, the Company issued 5,000 shares of restricted common stock valued at $2,050 (estimated based on the market price per share on the date of issue) to a consultant for services rendered.

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


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003
                                   (UNAUDITED)

NOTE 8: STOCKHOLDERS' EQUITY (continued)

Common Stock (continued)
------------------------

In October 2003, the Company issued 7,741,936 shares of restricted common stock as collateral for potential cash borrowings approximating $1,600,000 ("Secured Note"), less applicable commissions. Subsequent to December 31, 2003, the Company had cancelled such transaction and the holders of the common stock have agreed to return the related shares. Accordingly, these shares are not accounted for as outstanding during any period presented in the accompanying consolidated financial statements.

Stock Options and Warrants
--------------------------

As discussed in Note 6, in November 2003, the Company granted warrants to purchase 6,000,000 shares of the Company's restricted common stock at an exercise price of $0.06 per share, valued at approximately $40,000 (the pro-rata value based on the Black-Scholes pricing model and the related borrowings) in connection with the amendment of a convertible note payable.

During the three months ended December 31, 2003, the Company granted warrants to purchase an aggregate of 13,290,986 shares of the Company's restricted Common Stock at exercise prices ranging from $0.12 to $1.35 per share in connection with equity fund raising activities. These warrants vested upon grant and are exercisable through December 2008. Because such warrants were issued in connection with equity fund raising activities there was no related expense recorded in the accompanying consolidated financial statements.

NOTE 9: ACQUISITION

On April 9, 2003, the Company entered into an agreement with Z Prompt, a California corporation. The Company purchased all of the outstanding capital stock of Z Prompt from its stockholders in exchange for 8,000,000 shares of the restricted common stock of the Company. The primary reason for the acquisition was to acquire a nation-wide network of qualified computer hardware technicians, which could assist with the maintenance of the AccuPoll Ballot Buddy product, and specifically it's integrated printer.

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


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003
                                   (UNAUDITED)

NOTE 9: ACQUISITION (CONTINUED)

The agreement between AccuPoll and the Z Prompt stockholders provided that the transaction could be rescinded at the discretion of the Z Prompt shareholders if the electronic voting system of AccuPoll was not certified by Wyle Labs by September 30, 2003; such certification was obtained on October 31, 2003. Accordingly, the Z Prompt acquisition has been recorded in the accompanying December 31, 2003 condensed consolidated financial statements as of November 1, 2003.

Z Prompt provides hardware maintenance and technology support services primarily to mid- range to Fortune 1000 companies and to state and local governments. Z Prompt endeavors to provide same day service to its customers and emphasizes quality professional service through its experienced technicians.

The purchase price was allocated to the business acquired based on the estimated fair values of the assets acquired and liabilities assumed, as follows:

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

The results of operations of Z Prompt are included in the accompanying condensed consolidated financial statements from November 1, 2003. The following proforma summary presents condensed consolidated results of operations as if Z Prompt had been acquired as of the beginning of the three and six month periods ended December 31, 2003 and 2002:

                              Three Months                  Six Months
                           Ended December 31,             Ended December 31,
                        ------------------------     -------------------------
                           2003          2002           2003           2002
                        ----------    ----------     ----------    -----------
Net Sales               $  531,349    $  364,248     $1,165,881    $   712,135
                        ==========    ==========     ==========    ===========
Net Loss               $(4,019,061)  $(1,960,148)   $(5,371,520)   $(2,828,002)
                        ==========    ==========     ==========    ===========
Loss per common share   $    (0.03)   $    (0.02)    $    (0.04)   $     (0.03)
                        ==========    ==========     ==========    ===========

The above amounts are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma results of operations do not purport to be necessarily indicative of the results which would have been obtained had the business combination occurred as of the beginning of the aforementioned periods or which may be obtained in the future (see additional information related to Z Prompt in Note 10).


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003
                                   (UNAUDITED)

NOTE 10: SUBSEQUENT EVENTS

Note Payable
------------

In January 2004, the Company issued a convertible note payable, secured by substantially all of the assets of the Company, for $250,000, bearing interest at 7% per annum. All borrowings are due on or before June 30, 2004. The convertible note may be converted into restricted common stock of the Company at $0.12 per share at any time at the option of the noteholder.

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

Financial accounting and reporting during a Chapter 11 case are prescribed by Statement of Position No. 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE ("SOP 90-7"). For financial reporting purposes, Z Prompt's pre-petition liabilities and obligations, which may be subject to settlement or otherwise dependent on the outcome of the Chapter 11 case, will be segregated and classified as "liabilities subject to compromise" in its balance sheets dated after the Petition Date. In addition, the Company will report all significant Z Prompt transactions (other than interest expense) directly related to the Chapter 11 Case as "reorganization items" in its statements of operations dated after the Petition Date. Certain additional disclosures including (a) claims not subject to reasonable estimation of the amount to be allowed and (b) any significant difference between reported interest expense and stated contractual interest will be provided in future financial statements (as required by SOP 90-7) when such amounts are determinable and/or when the related transactions occur.


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003
                                   (UNAUDITED)

NOTE 10: SUBSEQUENT EVENTS (CONTINUED)

Bankruptcy Filing of Wholly Owned Subsidiary Z Prompt (Continued)
-----------------------------------------------------------------

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, management's discussion and analysis or plan of operations includes certain forward-looking statements, including, but not limited to, those related to our growth and strategies, future operating results and financial position as well as economic and market events and trends. All forward-looking statements made by us, including such statements herein, include material risks and uncertainties and are subject to change based on factors beyond our control. Some of the factors that could affect our financial performance or cause actual results to differ from our estimates in, or underlying, such forward looking statements are set forth under the heading "Risk Factors".

The following discussion of our financial condition and results of operations should be read in connection with our condensed consolidated financial statements and notes thereto appearing elsewhere herein. Factors that could cause or contribute to differences from the condensed consolidated financial statements include, but are not limited to, risks and uncertainties related to the need for additional funds, the growth of our operations and our ability to operate profitably in the future.

OUR BUSINESS IS SUBJECT TO NUMEROUS RISKS AND UNCERTAINTIES, YOU ARE STRONGLY URGED TO CONSIDER CAREFULLY THE RISKS AND UNCERTAINTIES DESCRIBED IN "RISK FACTORS".

GENERAL

AccuPoll Holding Corp. ("AccuPoll", "we" or "us") seeks to become a leader in developing and marketing computerized voting machines and their associated products and services for use in federal, state local and private elections. We believe that we are currently the only publicly traded company focused solely on the election industry.

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

PLAN OF OPERATIONS

As of December 31, 2003, we have only generated revenues from our operations since our acquisition of our subsidiary Z prompt, Inc. recorded for accounting purposes in November 2003. We do not expect to report any significant revenue until the successful development and marketing of our DRE voting system. Additionally, after the launch of our products and services, there can be no assurance that we will generate positive cash flow and there can be no assurances as to the level of revenues, if any, that we may actually achieve from our planned operations.

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

In April 2003, we entered into an agreement to acquire all of the issued and outstanding shares of Z prompt, Inc. Because the shareholders of Z prompt had a right of rescission, this transaction was not recorded for accounting purposes until November 2003. On March 23, 2004, Z prompt filed for relief under Chapter 11 of the United States Bankruptcy Code.

SELECTED FINANCIAL DATA COMPARISONS

Net sales for the quarter ended December 31, 2003 were $361,232 compared to $0 for the quarter ended December 31, 2002. Net sales for the six months ended December 31, 2003 were $361,232 compared to $0 for the six months ended December 31, 2002. The change in net sales resulted from our consolidation with our subsidiary, Z prompt, Inc. for the months of November 2003 and December 2003.

Cost of sales for the quarter ended December 31, 2003 were $142,503, compared to $0 for the quarter ended December 31, 2002. Cost of sales for the six months ended December 31, 2003 were $142,503, compared to $0 for the six months ended December 31, 2002. The change in cost of sales resulted from our consolidation with our subsidiary, Z prompt, Inc. for the months of November 2003 and December 2003.

General and administrative expenses for the quarter ended December 31, 2003 were $809,606, a decrease of 46% from general and administrative expenses for the quarter ended December 31, 2002 of $1,506,914. General and administrative expenses for the six months ended December 31, 2003 were $1,693,372, a decrease of 19% from general and administrative expenses for the six months ended December 31, 2002 of $2,090,954. The primary contributor to the decrease is due to non-cash expenses for stock based compensation, which is due to warrants which are in the money, that are granted to consultants.

Professional fees for the quarter ended December 31, 2003 were $21,542, a decrease of 76.16% from professional fees for the quarter ended December 31, 2002 of $90,344. Professional fees for the six months ended December 31, 2003 were $53,066, a decrease of 69.5% from professional fees for the six months ended December 31, 2002 of $173,874. This decrease is due to our payment of lower political consultant fees.

Salaries for the quarter ended December 31, 2003 were $262,761, an increase of 296% from salaries for the quarter ended December 31, 2002 of $66,355. Salaries for the six months ended December 31, 2003 were $350,088, an increase of 154.8% from salaries for the six months ended December 31, 2002 of $137,424. The increase in salaries is primarily due to our hiring of additional staff and our consolidation with our subsidiary Z prompt, Inc. beginning November 2003.

Interest expense for the quarter ended December 31, 2003 was $1,517,842, an increase of 7,589% from interest expenses for the quarter ended December 31, 2002 of $20,000. Interest expense for the six months ended December 31, 2003 was $2,127,915, an increase of 10,540% from interest expenses for the six months ended December 31,

2002 of $20,000. The primary reasons for the increases is related to the non-cash beneficial conversion charge relating to securities issued by us during the six months ended December 31, 2003, that have conversion features that are at prices below market and the amortization of the estimated fair value of warrants issued in connection with convertible debt.

LIQUIDITY AND CAPITAL RESOURCES

From August 2001, the date of our inception, through December 31, 2003, we have raised gross proceeds approximating $4,500,000 from the sale of common stock, convertible notes and other securities.

Our cash was approximately $5,839 at December 31, 2003.

In November 2003, we secured a $5 million dollar revolving credit facility, in the form of two seven-month convertible notes. The notes bear interest at an annual rate of 10% and mature on June 30, 2004. The notes are convertible on 90 days written notice by the holders at the lesser of (i) 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date or (ii) $.0625 per share. At December 30, 2003, we had borrowed $1,350,000 under such notes. At May 24, 2004, the amount of principal and accrued but unpaid interest under such notes equaled approximately $1,100,000.

We have a convertible debenture with Palisades Holdings, LLC whereby Palisades Holdings, at its discretion, may provide us loans of up to $1,250,000. The convertible debenture bears interest at an annual rate of 10% and matures on June 30, 2004. The debenture is convertible on 90 days written notice by Palisades Holdings at the lesser of (i) 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date or (ii) $.0625 per share. At December 30, 2003, we had borrowed $290,000 under such debenture. At May 24, 2004, the amount of principal and accrued but unpaid interest under such debenture equaled approximately $760,000.

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

Our management believes that we will not generate significant revenues in the next few months, nor will we have sufficient cash to fund our operations. As a result, our success will largely depend on our ability to secure additional funding through the sale of our common stock, debt and/or other securities. There can be no assurance, however, that we will be able to consummate any financing in a timely manner, or on a basis favorable to us or at all.

CAPITAL EXPENDITURES

We anticipate certain capital expenditures related to developing and testing subsequent versions of our DRE voting system hardware and software. We estimate such capital expenditures for hardware to be approximately $500,000 and an additional $500,000 for software for the fiscal year ending June 30, 2004. We will be reliant on future fund raising in order to pay for development and testing of these subsequent versions.

GOING CONCERN

Our independent certified public accountants have stated in their audit report included in our Form 10-KSB/A, as filed with the Securities and Exchange Commission, that we incurred losses from operations, negative working capital, and lack of operational history. These conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

                         RISKS RELATING TO OUR BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES TO DATE AND MAY NEVER BE PROFITABLE.

We began our current operations on August 9, 2001 and have incurred significant operating losses during each fiscal period since that date. We had no revenues during the period from commencement of our operations through the acquisition of Z prompt in November 2003. At December 31, 2003, we had an accumulated deficit of approximately $12.5 million from our operations. We expect that we will incur significant operating losses and negative cash flows from operations for the foreseeable future. If our losses continue and we are unable to commercialize, manufacture and market our products successfully, we may never generate sufficient revenues to achieve profitability or positive cash flows from operations.

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

On March 23, 2004, our wholly-owned subsidiary, Z prompt, Inc., filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. Z prompt continues to conduct business activities as a debtor-in-possession. We cannot predict the outcome of this proceeding and it involves numerous risks and uncertainties, such as:

     o    The appointment of a trustee;

     o    The ability of creditors to obtain relief from the automatic stay;

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

At December 31, 2003, we had generated no revenues from the sale of our DRE voting systems. Our limited operating history makes it difficult to evaluate our prospects. With the exception of our DRE voting system, all of our products are in the early stages of development. We cannot assure you that we will be able to achieve significant sales of our products or maintain product sales.

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

WE HAVE ENGAGED IN TRANSACTIONS WITH A COMPANY OWNED BY TWO INDIVIDUALS WHO ARE DIRECTORS, OFFICERS AND SHAREHOLDERS.

In April 2002, we entered into a master services agreement with a company, Web Tools International, Inc., that is owned and operated by Messrs. Dennis Vadura and Frank Wiebe. Each of these individuals is a director, officer and shareholder with respect to both us and Web Tools International. The agreement terminated on March 31, 2004. The financial results of Web Tools International were consolidated with our results from January 1, 2004 through March 31, 2004. We owed Web Tools International $1,389,450 and $1,567,550 at December 31, 2003 and March 31, 2004, respectively.

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

                          RISKS RELATING TO REGULATION

EACH OF OUR VOTING SYSTEM PRODUCTS MUST MEET QUALIFICATION AND CERTIFICATION STANDARDS BEFORE WE WILL BE ABLE TO SELL THEM.

In the United States, our ability to sell our voting system products depends on the qualification of each product through independent testing for compliance with the federal voting system standards. In addition, most states require state-level certification before we may sell our products to local jurisdictions in those states. Moreover, local jurisdictions may require acceptance level testing. At December 31, 2003, none of our products had been qualified or certified. In March 2004, our DRE voting system was qualified as complying with the 1990 federal voting system standards, as to hardware, and 2002 federal voting system standards, as to software, and has been subsequently certified by the states of Arkansas, South Dakota and Utah. We are seeking qualification of our hardware under the 2002 federal voting system standards but cannot assure you that we will obtain that qualification. We cannot assure you that our products will be certified by additional states. If we are unable to obtain certification in additional states, we may not be able to generate sufficient revenues to achieve profitability.

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

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD CAUSE OUR STOCK PRICE TO FALL.

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline. As of December 31, 2003 and May 24, 2004, we had 132,735,348 and 148,449,049, respectively, shares of common stock outstanding, of which approximately 4,500,000 and 8,000,000, respectively, are freely tradable without restriction or further registration under the Securities Act of 1933, as amended. As of December 31, 2003 and May 24, 2004, our affiliates held approximately 63,111,600 shares of our common stock, which are transferable pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended. Although we do not believe that our affiliates have any present intentions to dispose of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future. We have filed a registration statement with the Securities and Exchange Commission on Form S-8 covering up to 12,000,000 shares of our common stock that are issuable upon exercise of outstanding warrants. The exercise of those options or warrants, and the prompt resale of shares of our common stock received, may result in downward pressure on the price of our common stock.

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

OUR CHIEF EXECUTIVE OFFICER AND OUR PRESIDENT EXERCISE SUBSTANTIAL CONTROL OVER OUR AFFAIRS.

At December 31, 2003, Dennis Vadura, our chief executive officer, and Frank Wiebe, our president, were the beneficial owners of approximately 26.3% and 17.5% of our common stock, respectively, without taking into account an additional 12.5% of our common stock which they share the right to vote by proxy. As a result, Messrs. Vadura and Wiebe, acting together, are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of Messrs. Vadura and Wiebe may differ from those of our other stockholders and they may be able to take actions that advance their respective interests to the detriment of our other stockholders. This ability to exercise control over the election of the board of directors may discourage, delay or prevent a merger or acquisition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents. Based on our overall interest rate exposure at December 31, 2003, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. Our debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on our financial position or results of operations.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. This evaluation was carried out under the supervision and with the participation of our management, including our principal (chief) executive and principal (chief) financial officer. Based upon the evaluation, our principal (chief) executive and principal (chief) financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at December 31, 2003.

There have been no changes in our internal control or financial reporting during our quarter ended December 31, 2003 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to December 31, 2003, we hired additional accounting personnel to re-evaluate and revise our disclosure controls and procedures and to implement new disclosure controls and procedures. As part of this plan and implementation, we are re-evaluating and re-designing and documenting policies and procedures, putting those procedures in operation and monitoring the effectiveness of the procedures.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings that are discussed in our Annual Report on Form 10-KSB/A for the fiscal year ended June 30, 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

AccuPoll sold the following unregistered securities during the three month period ended December 31, 2003 without registration under the Securities Act of 1933.

PREFERRED STOCK

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

COMMON STOCK

Between October 2003 to December 2003, AccuPoll issued to various investors 2,740,008 shares of common stock for an aggregate of $735,885. We relied upon an exclusion from registration under Regulation S of the Securities Act of 1933 as amended (the "Securities Act").

In December 2003, AccuPoll issued to an investor 6,250,000 shares of common stock for $750,000. We relied upon an exemption from registration under Section 4(2) of the Securities Act.

In October 2003, AccuPoll issued to a consultant 530,000 shares of common stock in connection with a cashless exercise of a warrant. We relied upon an exemption from registration under Section 4(2) of the Securities Act.

In October 2003, AccuPoll issued to a consultant 403,125 shares of common stock in connection with a cashless exercise of a warrant. We relied upon an exemption from registration under Section 4(2) of the Securities Act.

In December 2003, AccuPoll issued to Stern & Co Communications LLC 5,000 shares of common stock in connection with a settlement agreement. We relied upon an exemption from registration under Section 4(2) of the Securities Act.

WARRANTS

Between October 2003 to December 2003, AccuPoll issued to various investors warrants to purchase an aggregate of 4,233,016 shares of common stock at exercise prices ranging from $.12 to $.35 per share. We relied upon an exclusion from registration under Regulation S of the Securities Act.

In October 2003, AccuPoll issued to a consultant warrants to purchase 1,000,000 shares of common stock at an exercise price of $.06 per share. We relied upon an exemption from registration under Section 4(2) of the Securities Act.

In October 2003, AccuPoll issued to a consultant warrants to purchase 5,000,000 shares of common stock at an exercise price of $.06 per share. We relied upon an exemption from registration under Section 4(2) of the Securities Act.

In December 2003, AccuPoll issued to a consultant warrants to purchase 2,264,492 shares of common stock at an exercise price of $1.55 per share. We relied upon an exemption from registration under Section 4(2) of the Securities Act.

In December 2003, AccuPoll issued to a consultant warrants to purchase 6,793,478 shares of common stock at an exercise price of $1.55 per share. We relied upon an exemption from registration under Section 4(2) of the Securities Act.

CONVERTIBLE NOTES

In November 2003, we secured a $5 million dollar revolving credit facility, in the form of two seven-month convertible notes. The notes bear interest at an annual rate of 10% and matures on June 30, 2004. The notes are convertible on 90 days written notice by the holders at the lesser of (i) 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date or (ii) $.0625 per share. At December 30, 2003, we had borrowed $1,350,000 under such notes. In May, 2004, the notes were amended to prohibit prepayment, to require us to give a payment notice, and to permit the holder of the note to convert all or a portion of the note during the 80 days following receipt of the payment notice in lieu of receiving any payment. At May 24, 2004, the amount of principal and accrued but unpaid interest under such notes equaled approximately $1.25 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)      Reports on Form 8-K:

(2)      Exhibits

         10.1 Debenture, dated November 20, 2003, by and between AccuPoll Holding Corp., AccuPoll, Inc. and Hyde Investments, Ltd, as amended.

         10.2 Debenture, dated November 20, 2003, by and between AccuPoll Holding Corp., AccuPoll, Inc. and Livingston Investments, Ltd., as amended.

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