Form 10-Q
period 2004-03-31
ACCUPOLL HOLDING CORP
filed 2004-06-08
CIK 764794

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

        For the transition period from______________ to ________________
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

                   15101 Red Hill Ave # 220, Tustin, Ca 92780
                    (Address of principal executive offices)

                                 (949) 200-4000
                         (Registrant's telephone number)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. YES     NO X
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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                     ASSETS

                                                                          March 31, 2004      June 30, 2003
                                                                           (Unaudited)         (As Restated)
                                                                          ------------         ------------
CURRENT ASSETS
        Cash                                                              $  1,855,680         $         --
        Accounts receivable, net                                               184,645                   --
        Inventories                                                             56,035                   --
        Deferred acquisition costs                                                  --              144,206
        Prepaid expenses                                                        58,807                2,500
                                                                          ------------         ------------

TOTAL CURRENT ASSETS                                                         2,155,167              146,706

        Property and equipment, net                                             34,783                   --
        Capitalized software development costs                               2,470,379            1,403,899
        Other assets                                                             3,494                   --
                                                                          ------------         ------------

        TOTAL ASSETS                                                      $  4,663,823         $  1,550,605
                                                                          ============         ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
        Accounts payable and accrued expenses                             $  1,582,665         $    931,503
        Related party payables                                                      --              872,940
        Deferred revenue                                                       143,848                   --
        Convertible debt, net of discount                                    1,786,843                   --
        Notes payable to related parties                                        90,000              175,000
        Liabilities subject to compromise                                      973,701                   --
                                                                          ------------         ------------

TOTAL LIABILITIES                                                            4,577,057            1,979,443
                                                                          ------------         ------------

        Put liability related to warrant issuances                             163,760              113,750
        Equity instruments subject to rescission                             7,326,732            4,377,033
        Equity interest of stockholders in consolidated affiliate              864,389                   --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
        Convertible Series A preferred stock, $0.01 par value,
          80,000 shares authorized, zero shares issued or outstanding               --                   --
        Common stock, par value of $0.001, 600,000,000 shares
          authorized; 148,449,049 and 112,945,963 shares issued
          and outstanding, respectively                                        148,449              112,946
        Additional paid in capital                                           8,326,588            2,222,580
        Accumulated deficit                                                (16,743,152)          (7,255,147)
                                                                          ------------         ------------

TOTAL STOCKHOLDERS' DEFICIT                                                 (8,268,115)          (4,919,621)
                                                                          ------------         ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $  4,663,823         $  1,550,605
                                                                          ============         ============

--------------------------------------------------------------------------------
Page F-1          See notes to these condensed consolidated financial statements

--------------------------------------------------------------------------------
                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           For The Three Month Periods Ended March 31, 2004 and 2003
--------------------------------------------------------------------------------

                                       March 31, 2004   March 31, 2003
                                        (Unaudited)      (Unaudited)
                                       --------------   -------------
NET SALES                              $     620,140    $          --

COST OF SALES                                604,572               --
                                       -------------    -------------

GROSS PROFIT                                  15,568               --

OPERATING EXPENSES
          General and administrative         536,122          196,788
          Professional fees                  637,982          786,457
          Salaries and related               253,651          131,942
          Impairment of goodwill           2,542,752               --
                                       -------------    -------------
                                           3,970,507        1,115,187
                                       -------------    -------------

OPERATING LOSS                            (3,954,939)      (1,115,187)

INTEREST EXPENSE, NET                        327,354               --
                                       -------------    -------------

NET LOSS                               $  (4,282,293)   $  (1,115,187)
                                       =============    =============
BASIC AND DILUTED LOSS
    PER COMMON SHARE                   $       (0.03)   $       (0.01)
                                       =============    =============
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                   135,466,634      107,540,128
                                       =============    =============

--------------------------------------------------------------------------------
Page F-2          See notes to these condensed consolidated financial statements

--------------------------------------------------------------------------------
                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            For The Nine Month Periods Ended March 31, 2004 and 2003
--------------------------------------------------------------------------------

                                            March 31, 2004  March 31, 2003
                                             (Unaudited)     (Unaudited)
                                           --------------   -------------
NET SALES                                  $     981,372    $          --

COST OF SALES                                  1,002,185               --
                                           -------------    -------------

GROSS PROFIT                                     (20,813)              --

OPERATING EXPENSES
          General and administrative           1,230,157          985,670
          Professional fees                    1,590,385        2,145,346
          Salaries and related                   448,629          386,423
          Impairment of goodwill               2,542,752               --
                                           -------------    -------------
                                               5,811,923        3,517,439
                                           -------------    -------------

OPERATING LOSS                                (5,832,736)      (3,517,439)

OTHER EXPENSE
          Interest, net                        2,455,269           20,000
          Loss on disposal of MTNA stock       1,200,000               --
                                           -------------    -------------
                                               3,655,269           20,000
                                           -------------    -------------

NET LOSS                                   $  (9,488,005)   $  (3,537,439)
                                           =============    =============
BASIC AND DILUTED LOSS
    PER COMMON SHARE                       $       (0.08)   $       (0.04)
                                           =============    =============
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                       126,105,261      105,536,205
                                           =============    =============
--------------------------------------------------------------------------------
Page F-3              Notes to these condensed consolidated financial statements

--------------------------------------------------------------------------------
                             ACCUPOLL HOLDING CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Nine Month Periods Ended March 31, 2004 and 2003
--------------------------------------------------------------------------------

                                                                                      2004           2003
Cash flows from operating activities:                                              (UNAUDITED)    (UNAUDITED)
                                                                                   ------------   ------------
       Net loss                                                                    $(9,488,005)   $(3,537,439)
       Adjustments to reconcile net loss to net cash used in
         operating activities:
            Depreciation and amortization                                                6,439             --
            Amortization of estimated fair value of warrants granted
              and beneficial conversion feature in connection with the
              issuance of convertible notes payable                                  1,786,843         20,000
            Amortization of beneficial conversion feature in connection
              with the issuance of subordinated convertible notes                      500,000             --
            Estimated fair value of options and warrants granted for services          168,000      1,455,000
            Estimated fair value of common stock issued for services                   249,870        399,891
            Loss on disposal of MTNA stock                                           1,200,000             --
            Impairment of goodwill                                                   2,542,752
            Changes in operating assets and liabilities:
                 Accounts recievable                                                    25,067             --
                 Inventories                                                            39,301             --
                 Prepaid expenses and other assets                                     (48,765)        (2,500)
                 Accounts payable and accrued expenses                                 275,482        325,951
                 Related party payables                                                516,510             --
                 Liabilities subject to compromise                                      64,605        589,561
                                                                                   -----------    -----------

       Net cash used in operating activities                                        (2,161,901)      (749,536)
                                                                                   -----------    -----------
Cash flows from investing activities:
       Purchases of property and equipment                                             (11,589)            --
       Increase in capitalized software development costs                           (1,066,480)      (421,415)
       Proceeds from collection of note recievable                                          --        300,000
       Cash of acquired company                                                          2,368             --
                                                                                   -----------    -----------

       Net cash used in investing activities                                        (1,075,701)      (121,415)
                                                                                   -----------    -----------
Cash flows from financing activities:
       Proceeds from the issuance of notes payable to related parties                   91,493             --
       Principal payments on notes payable to related parties                         (125,000)            --
       Proceeds from issuance of convertible subordinated debt                         500,000             --
       Proceeds from issuance of convertible notes payable                             640,000             --
       Proceeds from the issuance of notes payable                                       7,496         50,000
       Principal payments on notes payable                                             (10,000)            --
       Proceeds from the issuance of common stock, net of commissions                  838,697        244,850
       Net increase in line of credit                                                   75,000             --
       Proceeds from issuance of common stock upon exercise of warrants,
            net of commissions                                                       3,075,596        345,048
                                                                                   -----------    -----------

       Net cash provided by financing activities                                     5,093,282        639,898
                                                                                   -----------    -----------

Net increase (decrease) in cash                                                      1,855,680       (231,053)

Cash at beginning of period                                                                 --        287,159
                                                                                   -----------    -----------

Cash at end of period                                                              $ 1,855,680    $    56,106
                                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
See accompanying notes to the condensed consolidated financial statements for information relating to non-cash investing and financing activities.
--------------------------------------------------------------------------------
Page F-4          See notes to these condensed consolidated financial statements

                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004
                                   (UNAUDITED)

NOTE 1: BASIS OF REPORTING

The accompanying condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission's ("SEC") regulations for interim financial information. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. The unaudited condensed consolidated financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Form 10-KSB annual report of the Company, as amended, for the year ended June 30, 2003. In the opinion of management, all adjustments (which, except as described in Note 2 and in the last paragraph of "Impairment of Long-Lived Assets" below, consist only of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Going Concern Considerations
----------------------------

The condensed consolidated financial statements are presented on the basis that the Company is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business over a reasonable length of time. The Company has incurred significant operating losses and has used cash in its operations since inception. Most of this cash was expended in the development of software and systems infrastructure and in organization development and staffing. Other funds were invested in the development and protection of intellectual property, and financial investment advisory fees and commissions related to fund raising. At March 31, 2004, the Company had a working capital deficit approximating $2,422,000. In addition, the Company experienced a loss from operations for the nine months ended March 31, 2004, approximating $9,488,000 and has an accumulated deficit approximating $16,743,000 at such date.

Principles of Consolidation
---------------------------

The condensed consolidated financial statements include the accounts of AccuPoll Holding Corp. (a Nevada Corporation) and its wholly owned subsidiaries, AccuPoll, Inc. and Z Prompt, Inc. ("Z Prompt"). In accordance with Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46, the accounts of Web Tools International, Inc. ("WTI") have been consolidated for the three months ended March 31, 2004 (see "Consolidation of WTI" below). All significant inter-company balances and transactions have been eliminated in consolidation.

Except where the context requires otherwise, the entities named in the preceding paragraph are hereinafter collectively referred to as the "Company."

As discussed in Note 3, Z Prompt filed bankruptcy in March 2004. The accompanying financial statements do not include any adjustments that may be required in connection with restructuring Z Prompt, as it proposes to reorganize under Chapter 11 of the Bankruptcy Code. The Company has not deconsolidated the accounts of Z Prompt in its March 31, 2004 consolidated financial statements.


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004
                                   (UNAUDITED)

NOTE 1: BASIS OF REPORTING (continued)

Organization
------------

AccuPoll Holding Corp. does business through its wholly owned subsidiaries, AccuPoll, Inc. and Z Prompt, Inc.

AccuPoll, Inc. is engaged in the design and development of an intuitive touch-screen interface (the "Voting System") that provides a polling place electronic voting solution that is confidential, reliable, accurate, immediate, secure and auditable. While maintaining and preserving the current voter experience, the Company adds the ability to accurately capture in electronic form a voter's true intent, while simultaneously preserving the legally binding vote - the official paper ballot. The Voting System has the ability to simultaneously produce two different electronic audit trails (recorded on both the polling place administrative work station and the local voting station), in addition to generating a printed-paper ballot. The Company completed a stock exchange with AccuPoll, Inc. in May 2002 and its common stock is quoted on the OTC Bulletin Board under the symbol "ACUP."

Z Prompt provides a number of standard service programs, as well as customized programs, to fit the special needs of its customers. Z Prompt, Inc. offers services such as on-site hardware service, installation and training, inventory management and preventive maintenance.

WTI was incorporated in 1996 and is owned and operated by two stockholders/officers of AccuPoll Holding Corp. WTI is in the business of software engineering in various computer languages with an emphasis on Linux/Apache, Sun Solaris and Microsoft NT/Win2K platforms.


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004
                                   (UNAUDITED)

NOTE 1: BASIS OF REPORTING (continued)

Stock-based Employee Compensation
---------------------------------

As of March 31, 2004, the Company has not adopted a stock-based employee compensation plan. The Company accounts for stock-based compensation to employees under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company did not incur any stock-based employee compensation cost for the three months ended March 31, 2004 and 2003 under APB Opinion No. 25. The following table illustrates the pro-forma effect on net loss and loss per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                            Three Months Ended              Nine Months Ended
                                                 March 31,                     March 31,
                                     ----------------------------    ----------------------------
                                         2004            2003            2004            2003
                                     ------------    ------------    ------------    ------------
Net loss available to common         $ (4,451,293)   $ (1,161,187)   $ (9,930,005)   $ (3,642,439)
stockholders, as reported *
                                     ------------    ------------    ------------    ------------
Pro forma compensation expense           (355,000)       (150,000)     (1,065,000)       (450,000)
                                     ------------    ------------    ------------    ------------
Pro forma net loss available to
common stockholders                  $ (4,806,293)   $ (1,311,187)   $(10,995,005)   $ (4,092,439)
                                     ============    ============    ============    ============
Loss per common share, as reported
   Basic and diluted                 $      (0.03)   $      (0.01)   $      (0.08)   $      (0.04)
                                     ============    ============    ============    ============
Loss per common share, pro forma
   Basic and diluted                 $      (0.04)   $      (0.01)   $      (0.09)   $      (0.04)
                                     ============    ============    ============    ============

* These amounts include interest related to certain equity instruments subject to rescission (see Note 2).

Beneficial Conversion Feature
-----------------------------

The convertible feature of convertible debt and subordinated convertible note payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and Emerging Issues Task Force Issue No. 00-27,"Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. The BCFs related to the attached warrants will be amortized over the life of the notes and the BCF related to the notes will be expensed in accordance with the terms of conversion.


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004
                                   (UNAUDITED)

Inventories
-----------

Inventories are stated at the lower of cost or estimated market and consist entirely of finished goods. Cost is determined on a weighted average basis that approximates the first-in, first-out basis. Market is estimated by comparison with recent purchases or net realizable value. Such net realizable value is based on management's forecast for sales of the Company's products or services in the ensuing years. The industry in which the Company operates is characterized by technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown in the accompanying condensed consolidated balance sheets.


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004
                                   (UNAUDITED)

NOTE 1: BASIS OF REPORTING (continued)

Revenue Recognition
-------------------

The Company records sales when goods are shipped to the customer or upon the completion of the service. Amounts received prior to the completion of the earning process, such as maintenance contracts paid in advance, are included in deferred revenues in the accompanying condensed consolidated balance sheet.

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

Goodwill
--------

Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired. The Company has applied the provisions of SFAS 142, "Goodwill and Other Intangible Assets," in accounting for goodwill. SFAS 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, when events or changes in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to the estimated fair value of the reporting unit to which they are assigned. the Company recorded an impairment charge approximating $2,543,000 to write-off all of the goodwill associated with the acquisition of Z Prompt described in Note 3.

Impairment of Long Lived-assets
-------------------------------

The Company periodically evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB
Opinion No. 30, "Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 also amends Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation of a subsidiary when control is likely to be temporary.


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004
                                   (UNAUDITED)

NOTE 1: BASIS OF REPORTING (continued)

Impairment of Long Lived-assets (continued)
-------------------------------------------

SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations, including amortizable intangible assets when indicators of impairment are present. Indicators of impairment include an economic downturn or a change in the assessment of future operations. In the event a condition is identified that may indicate an impairment issue, an assessment is performed using a variety of methodologies, including analysis of undiscounted future cash flows, estimates of sales proceeds and independent appraisals. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or estimated fair market value, less cost to sell.

During the quarter ended March 31, 2004, Z Prompt filed for bankruptcy (see Note
3). In connection with the bankruptcy filing, the Company recorded an impairment charge approximating $2,543,000 to write-off all of the goodwill associated with the acquisition of Z Prompt described in Note 9.

Loss Per Common Share
---------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the three and nine month periods ended March 31, 2004 and 2003:

                                           Three Months Ended                 Nine Months Ended
                                                March 31,                          March 31,
                                       ------------------------------   ------------------------------
                                            2004             2003            2004             2003
                                       -------------    -------------   -------------    -------------
Net loss, as reported                  $  (4,282,293)   $  (1,115,187)  $  (9,488,005)   $  (3,537,439)

Interest related to equity
instruments subject to rescission           (169,000)         (46,000)       (442,000)        (105,000)
                                       -------------    -------------   -------------    -------------
Dilutive net loss available to         $  (4,451,293)   $  (1,161,187)  $  (9,930,005)   $  (3,642,439)
                                       =============    =============   =============    =============
Shares used to compute loss per
common share:                            135,466,634      107,540,128     126,105,261      105,536,205
                                       =============    =============   =============    =============
Basic and diluted loss per common
share:                                 $       (0.03)   $       (0.01)  $       (0.08)   $       (0.04)
                                       =============    =============   =============    =============


Reclassifications
-----------------

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation.


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004
                                   (UNAUDITED)

NOTE 1: BASIS OF REPORTING (continued)

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

Consolidation of Variable Interest Entities
-------------------------------------------

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or "VIEs"), and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 ("FIN 46-R") for the Company are as follows: (a) For interests in special-purpose entities: the first period ended after December 15, 2003; and (b) For all other types of VIEs: the first period ended after March 15, 2004.

As disclosed in the notes to the Company's June 30, 2003 consolidated financial statements previously filed with the SEC in amended Form 10-KSB, the Company is associated with WTI through common ownership; in addition, the Company is virtually WTI's only customer for software development services. Based on these and other factors, the Company has determined that (1) WTI is a VIE and (2) the Company is its primary beneficiary. Therefore, effective January 1, 2004, the accounts of WTI have been consolidated in the accompanying condensed consolidated balance sheet at March 31, 2004 and the condensed consolidated statement of operations for the quarter then ended. The December 31, 2003 pre-consolidation interest of WTI's stockholders has been reported in the
"mezzanine" section of the Company's March 31, 2004 condensed consolidated balance sheet. Because of the related party attribution rules of FIN 46-R, for financial reporting purposes there is no minority interest in WTI's post-December 31, 2003 results of operations. As permitted by FIN 46-R, the Company's 2003 condensed consolidated financial statements have not been restated.

NOTE 2: EQUITY INSTRUMENTS SUBJECT TO RESCISSION

The Company may be subject to claims for rescission with respect to the sale or other issuances of common stock, options and warrants. For that reason, the Company intends to amend its June 30, 2003 Form 10-KSB, its September 30, 2003 Form 10-Q, and its December 31, 2003 Form 10-Q to (a) restate the balance sheets as of those dates and (b) disclose the contingent liability for the possible rescission of the transactions described below. The June 30, 2003 condensed consolidated balance sheet included in this filing reflects such adjustment.

                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004
                                   (UNAUDITED)

NOTE 2: EQUITY INSTRUMENTS SUBJECT TO RESCISSION (Continued)

Approximately 36 million shares of the Company's common stock, options and warrants that were issued or granted in the United States without registration or qualification under federal or state securities laws during the two year period ended March 31, 2004 may be subject to rescission. In the aggregate, the average purchase price paid or the estimated fair value of the services rendered by the equity instrument owners in these transactions was $0.20 per share. The fair value of these securities was estimated based on a combination of (a) the selling price of the common stock on the dates sold, (b) the price per the agreement for stock issued in satisfaction of convertible debt, and (c) the fair value of the stock options and warrants on their grant dates. The estimated fair value of these options and warrants was estimated using the Black-Scholes option-pricing model. Based on these measurement criteria, the Company's March 31, 2004 potential liability directly associated with the aforementioned securities transactions is estimated to approximate $7.3 million (including interest) plus legal fees and any fines or penalties that might be assessed by regulatory agencies.

Management is unable to determine at this time whether any claim for rescission may be filed against the Company; however, there can be no assurance that claims will not be asserted. In addition, regulatory agencies could launch a formal investigation and/or institute an enforcement proceeding against the Company.

The ultimate outcome of the matters discussed above is not presently determinable. Accordingly, management is unable to estimate the liability, if any, that the Company may incur as a result of such contingencies. Regardless of how remote a redemption event may be, GAAP as interpreted by the SEC requires that equity securities subject to rescission be reported outside of the stockholders' equity section of the balance sheet until the applicable statute of limitations has expired. Thus, the Company has reported approximately $7.3 million as "mezzanine equity" in the accompanying March 31, 2004 condensed consolidated balance sheet.

At May 31, 2004, approximately 17 million shares of common stock, options and warrants are subject to rescission, with a potential liability approximating $5.9 million. The number of equity instruments subject to rescission as of June 2, 2004 does not include warrants and options to purchase 3.6 million shares of common stock granted within two years of June 2, 2004 to the Company's CEO and President, or a warrant to purchase 12.4 million shares of common stock for which the holder has contractually agreed that it will not assert any right of rescission that it may have.

NOTE 3:  BANKRUPTCY FILING BY WHOLLY-OWNED SUBSIDIARY

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


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004
                                   (UNAUDITED)

NOTE 3:  BANKRUPTCY FILING BY WHOLLY-OWNED SUBSIDIARY (Continued)

The accompanying consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which (except as otherwise disclosed) assumes that assets will be realized and liabilities will be discharged in the ordinary course of business. As a result of the Chapter 11
Case, the realization of Z Prompt's assets and the liquidation of its liabilities are subject to uncertainty. In the Chapter 11 Case, a substantial portion of the Debtor's liabilities as of the Petition Date is subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect repayment of all pre-Chapter 11 liabilities as well as any pending litigation against the Debtor (see Note 7) are stayed while Z Prompt operates as a debtor-in-possession during bankruptcy proceedings. Schedules have been filed by the Debtor with the Bankruptcy Court setting forth the liabilities (approximately $ 1 million) and assets of Z Prompt as of the Petition Date based on its unaudited accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated, and will either be amicably resolved or adjudicated by the Bankruptcy Court. The ultimate amount and settlement terms of such liabilities are not presently determinable.

Financial accounting and reporting during a Chapter 11 case are prescribed by Statement of Position No. 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE ("SOP 90-7"). For financial reporting purposes, Z Prompt's pre-petition liabilities and obligations, which may be subject to settlement or otherwise dependent on the outcome of the Chapter 11 case, have been segregated and classified as "liabilities subject to compromise" in the accompanying March 31, 2004 condensed consolidated balance sheet (see
Note 10). In addition, the Company will report all significant Z Prompt transactions (other than interest expense) directly related to the Chapter 11 Case as "reorganization items" in its future statements of operations. Certain additional disclosures including (a) claims not subject to reasonable estimation of the amount to be allowed and (b) any significant difference between reported interest expense and stated contractual interest will be provided in future financial statements (as required by SOP 90-7) when such amounts are determinable and/or when the related transactions occur.

As discussed above, Z Prompt is currently a debtor-in-possession pursuant to the Bankruptcy Code. Management continues to conduct business activities under the supervision of the Bankruptcy Court and, among other things, the Debtor is granted a 120-day exclusive right to propose a plan of reorganization which must be approved by the creditors and confirmed by the Bankruptcy Court. In accordance with the Bankruptcy Code, an automatic stay provides that creditors of Z Prompt and other parties in interest are prevented from seeking repayment of pre-petition debts. Additionally, unless otherwise approved by the Bankruptcy Court, the Debtor must refrain from paying any pre-petition indebtedness.

Z Prompt's bankruptcy filing resulted in non-payment of the April 2004 installment owed to a secured creditor under a line of credit agreement (see
Note 5). Because of this event, such indebtedness is in default and is now due and payable. The repayment, if any, of such indebtedness will be a subject of the reorganization plan.


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004
                                   (UNAUDITED)

NOTE 3:  BANKRUPTCY FILING BY WHOLLY-OWNED SUBSIDIARY (Continued)

On April 20, 2004, the Bankruptcy Court approved a debtor-in-possession financing arrangement whereby Z Prompt is permitted to obtain credit from AeroFund Financial, Inc. of no more than $500,000 through the sale and/or factoring of its post-petition accounts receivable; this credit facility is collateralized by a security interest in such accounts receivable.

Although legal fees and other administrative expenses to complete Z Prompt's bankruptcy proceedings may be significant, they are not susceptible to reasonable estimation at this time; accordingly, the accompanying March 31, 2004 condensed consolidated financial statements do not include any provision for such costs not yet incurred by the Debtor.

Z Prompt could decide to reject some or all of its lease obligations in the Chapter 11 Case. This action may result in lease rejection claims pursuant to the Bankruptcy Code; any such claims would then be adjudicated by the Bankruptcy Court. No expenses for any possible lease rejection claims have been reflected in the Company's March 31, 2004 condensed consolidated financial statements.

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

NOTE 4: CAPITALIZED SOFTWARE DEVELOPMENT COSTS

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


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004
                                   (UNAUDITED)

NOTE 4: CAPITALIZED SOFTWARE DEVELOPMENT COSTS (Continued)

At March 31, 2004, management believes that no revisions to the remaining useful lives or write-down of capitalized software development costs are required. The Company received federal qualification in late March 2004. The Company will begin amortizing the capitalized software development costs over a period of twelve months beginning April 2004.

NOTE 5: LINE OF CREDIT

The Company has a revolving line of credit agreement (the "Line") with a financial institution that matures in August 2004, as amended. The Line bears interest at 5% per annum. A shareholder of the Company who is also a former majority shareholder of Z Prompt guarantees the Line. The terms of the Line provide for borrowings of up to $280,000. At March 31, 2004, the Company's outstanding borrowings totaled $250,000, which are included in liabilities subject to compromise in the accompanying March 31, 2004 condensed consolidated balance sheet.

NOTE 6: CONVERTIBLE DEBT

In January 2004, the Company borrowed $250,000 under a convertible note payable (the "Convertible Note"), which bears interest at 7% per annum. All borrowings, including interest, are due in July 2004. The Convertible Note may be converted into restricted common stock of the Company at $0.12 per share, at any time at the option of the noteholder, as defined.

A beneficial conversion feature approximating $250,000 was recorded during the period ended March 31, 2004 and was expensed upon issuance of the Convertible Note based on the immediate conversion feature. The outstanding balance of the Convertible Note at March 31, 2004 was $250,000.

NOTE 7: OTHER COMMITMENTS AND CONTINGENCIES

In November 2002, the Company entered into a Location Incentives Agreement (the "Agreement") with the Amarillo Economic Development Corporation ("AEDC") to establish the Company's customer service center and voting machine repair operations in Amarillo, Texas. According to the terms of the Agreement, AEDC will pay the Company $250,000 upon the Company's execution of a lease for facilities in Amarillo. The funds advanced under the Agreement are to be used solely for the operations in Amarillo. If the Company does not meet certain minimum employment requirements, as defined, it will be required to repay all amounts advanced. In connection with the Agreement, the Company granted warrants to purchase 250,000 shares of the Company's restricted common stock at an exercise price of $1.04 per share, valued at approximately $205,000 (based on the Black-Scholes pricing model), which was expensed upon issuance. In January 2003, the Company received the $250,000 and has included such amount in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets, as the Company has yet to fulfill its obligations related to the Agreement.


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004
                                   (UNAUDITED)

NOTE 7: OTHER COMMITMENTS AND CONTINGENCIES (Continued)

During the year ended June 30, 2003, the Company granted warrants to purchase 250,000 shares of the Company's restricted common stock at an exercise price of $0.91 per share valued at $206,000 (based on the Black-Scholes pricing model) to a consultant for services rendered, which was expensed in the consolidated statement of operations for the year ended June 30, 2003. In connection with the issuance, the warrant holder may cause the Company to re-purchase any warrants not previously exercised by the warrant holder on or after June 2006 for $0.46 per share. Accordingly, a liability of $113,750 has been recorded in the accompanying June 30, 2003 consolidated balance sheet, representing the Company's re-purchase liability.

In July 2003, the Company granted warrants to purchase 300,000 shares of the Company's restricted common stock at an exercise price of $0.90 per share valued at $168,000 (based on the Black-Scholes pricing model) to a consultant for services rendered, which has been expensed in the accompanying consolidated statement of operations for the nine month period ended March 31, 2004. In connection with the issuance, the warrant holder may cause the Company to re-purchase any warrants not previously exercised by the warrant holder on or after July 15, 2006 for approximately $0.17 per share. Accordingly, a liability of $50,010 has been recorded in the accompanying March 31, 2004 condensed consolidated balance sheet, representing the Company's re-purchase liability.

In November 2003, the Company executed a non-binding letter of intent to purchase a company that provides consulting, software, support and services to the election industry throughout the United States of America. As of May 15, 2004, the Company continues to negotiate with the potential acquiree.

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

In October, 2003, the Company, Z Prompt and certain individuals were served with a lawsuit filed by Nathalie Luu, a former employee of Z Prompt, in Superior Court of California, County of Orange. Ms. Luu, who was an accounting clerk at Z Prompt, is seeking damages approximating $112,000 based on claims of intentional infliction of emotional distress and unlawful retaliation. The Company believes the claims are without merit and intends to defend them vigorously.


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004
                                   (UNAUDITED)

NOTE 8: STOCKHOLDERS' EQUITY

Preferred Stock
---------------

In December 2003, the Company entered into an agreement to issue 8,471 shares of Convertible Series A preferred stock ("Series A") and $1,200,000 of convertible notes payable in exchange for 3,325,000 shares of free trading common stock of Material Technologies, Inc., a publicly traded company whose common stock is quoted on the Over-The-Counter Bulletin Board under the symbol "MTNA."

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

The accounting adjustment described above has been reflected in the accompanying March 31, 2004 condensed consolidated balance sheet of the Company. In addition, because of the legal status of the Series A shares as of December 2003, the Company's amended December 31, 2003 Form 10-Q retroactively reflects such accounting adjustment at that date. This adjustment of the Company's financial statements increases the previously reported net loss for the quarter and the six months then ended by approximately $1.2 million ($0.01 per common share), but does not affect cash used in operating activities during such periods.

Common Stock
------------

During the three-month period ended March 31, 2004, the Company issued 105,000 shares of restricted common stock for cash approximating $64,000.

During the three-month period ended March 31, 2004, the Company issued 13,884,534 shares of restricted common stock in connection with the exercise of warrants for $2,291,000, net of commissions approximating $400,000.

During the three-month period ended March 31, 2004, the Company issued 1,724,167 shares of restricted common stock in connection with the conversion of a note payable of $500,000, plus accrued interest of $17,250.


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004
                                   (UNAUDITED)

NOTE 8: STOCKHOLDERS' EQUITY (continued)

Warrants
--------

During the three-month period ended March 31, 2004, the Company granted warrants to purchase 375,000 shares of the Company's restricted common stock with exercise prices ranging from $0.18 to $1.54 per share, valued at approximately $953,000 (based on the Black-Scholes pricing model) to various consultants for services to be rendered through February 2005. The Company is amortizing such expense over the term of the related services. As of March 31, 2004, the Company has amortized approximately $162,000 to consulting expense.

During the three month period ended March 31, 2004, the Company granted warrants to purchase 11,346,180 shares of the Company's common stock with exercise prices ranging from $0.12 to $1.00. The warrants vested upon grant and are exercisable through March 2009. These warrants were issued in connection with equity fundraising activities, and accordingly, there was no related expense recorded in the accompanying condensed consolidated financial statements.

NOTE 9: ACQUISITION

On April 9, 2003, the Company entered into an agreement with Z Prompt, a California corporation. The Company purchased all of the outstanding capital stock of Z Prompt from its stockholders in exchange for approximately 8,500,000 shares of restricted common stock of the Company. The primary reason for the acquisition was to acquire a nation-wide network of qualified computer hardware technicians, who could assist with the maintenance of the AccuPoll Ballot Buddy product, and specifically it's integrated printer. Because of a contingency in the purchase agreement, this transaction was not recorded until November 2003.

The results of operations of Z Prompt are included in the accompanying condensed consolidated financial statements from November 1, 2003. The following proforma summary presents condensed consolidated results of operations as if Z Prompt had been acquired as of the beginning of the nine month periods ended March 31, 2004 and 2003 and the three month period ended March 31, 2003:

                          Three Months               Nine Months
                         Ended March 31,           Ended March 31,
                         ---------------      -------------------------
                              2003               2004           2003
                           ----------         ----------    -----------

Net sales                  $  455,000         $1,785,000    $ 1,170,000
                           ==========         ==========    ===========

Net loss                   $1,171,000         $8,385,000    $ 4,000,000
                           ==========         ==========    ===========
Loss per common
share                      $    (0.01)        $    (0.07)   $     (0.04)
                           ==========         ==========    ===========


                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004
                                   (UNAUDITED)

NOTE 10: LIABILITIES SUBJECT TO COMPROMISE

The March 31, 2004 balances of Z Prompt's liabilities that became subject to compromise on March 23, 2004 approximate:

       Accounts payable and accrued expenses                        $ 679,000
       Line of credit payable to a financial institution (Note 5)     250,000
       Notes payables to related parties                               45,000
                                                                     ---------
                Total                                               $ 974,000
                                                                     =========


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

PLAN OF OPERATIONS

As of March 31, 2004, we have only generated revenues from our operations since our acquisition of our subsidiary Z prompt, Inc. recorded for accounting purposes in November 2003. We do not expect to report any significant revenue until the successful development and marketing of our DRE voting system. Additionally, after the launch of our products and services, there can be no assurance that we will generate positive cash flow and there can be no assurances as to the level of revenues, if any, that we may actually achieve from our planned operations.

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

SELECTED FINANCIAL DATA COMPARISONS

Net sales for the quarter ended March 31, 2004 were $620,140 compared to $0 for the quarter ended March 31, 2003. Net sales for the nine months ended March 31, 2004 were $981,372 compared to $0 for the nine months ended March 31, 2003. The change in net sales resulted from our consolidation with our subsidiary, Z prompt, Inc.

Cost of sales for the quarter ended March 31, 2004 were $604,572, compared to $0 for the quarter ended March 31, 2003. Cost of sales for the nine months ended March 31, 2004 were $1,002,185, compared to $0 for the nine months ended March 31, 2003. The change in cost of sales resulted from our consolidation with our subsidiary, Z prompt, Inc. beginning November 2003.

General and administrative expenses for the quarter ended March 31, 2004 were $536,122, an increase of 172.44% from general and administrative expenses for the quarter ended March 31, 2003 of $196,788. General and administrative expenses for the nine months ended March 31, 2004 were $1,230,157, an increase of 24.80% from general and administrative expenses for the nine months ended March 31, 2003 of $985,670. The increase is due to our consolidation with Z prompt, Inc. and non-cash expenses for stock based compensation of warrants which are in the money, that are granted to consultants.

Professional fees for the quarter ended March 31, 2004 were $637,982, a decrease of 18.88% from professional fees for the quarter ended March 31, 2003 of $786,457. Professional fees for the nine months ended March 31, 2004 were $1,590,385, a decrease of 25.87% from professional fees for the nine months ended March 31, 2003 of $2,145,346. This decrease is due to our payment of lower political consultant fees.

Salaries for the quarter ended March 31, 2004 were $253,651, an increase of 92.24% from salaries for the quarter ended March 31, 2003 of $131,942. Salaries for the nine months ended March 31, 2004 were $448,629, an increase of 16.10% from salaries for the nine months ended March 31, 2003 of $386,423. The increase in salaries is primarily due to our hiring of additional staff and our consolidation with our subsidiary Z prompt, Inc. beginning November 2003.

Impairment of goodwill for the quarter ended March 31, 2004 was $2,542,752, compared to $0 for the quarter ended March 31, 2003. Impairment of goodwill for the nine months ended March 31, 2004 was $2,542,754, compared to $0 for the nine months ended March 31, 2003. The impairment resulted from the voluntary Chapter 11 bankruptcy filing of Z prompt, Inc.

Interest expense, net for the quarter ended March 31, 2004 was $327,354, compared to $0 for the quarter ended March 31, 2003. Interest expense for the nine months ended March 31, 2004 was $2,455,269, an increase of 12,176.35% from interest expense for the nine months ended March 31, 2003 of $20,000. The primary reason for the increase is related to the non-cash beneficial conversion charge relating to securities issued by us during the nine months ended March 31, 2004, that have conversion features that are at prices below market.

LIQUIDITY AND CAPITAL RESOURCES

From August 2001, the date of our inception, through March 31, 2004, we have raised net proceeds approximating $8,500,000 from the sale of common stock, and other equity securities.

Our cash was approximately $1,850,000 at March 31, 2004.

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

Between June 2003 and July 2003, we issued warrants to consultants to purchase an aggregate of 550,000 shares of our common stock at exercise prices ranging from $.90 to $.91 per share. The warrants provide the holders with the right to sell any unexercised warrants back to us after July 15, 2006 at prices ranging from $.1667 to $.455 per share.

We have offered and sold a substantial number of shares of common stock and warrants and options to purchase common stock without registration under the Securities Act of 1933, as amended, or qualification under state securities laws. If any offer or sale were not exempt from, or otherwise not subject to, federal and state registration and qualification requirements, the purchaser would have a number of remedies, including the right to rescind the purchase. The Securities Act of 1933, as amended, requires that any claim for rescission be brought within one year of the violation. We have sold approximately 16,233,718 shares of common stock and warrants and options to purchase approximately 12,937, 970 shares of common stock in the United States within one year of May 31, 2004. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the date of the violation. We have sold approximately 17,143,009 shares of common stock and warrants and options to purchase approximately 14,028,810 shares of common stock in the United States within two years of May 31, 2004. Further, we cannot assure you that courts will not apply equitable or other doctrines to extend the period within which purchasers may bring their claims. The number of warrants and options described above does not include] warrants and options to purchase 3,600,000 shares of common stock issued within two years of May 31, 2004 to our chief executive officer, Dennis Vadura and our president, Frank Wiebe and a warrant to purchase 12,400,000 shares of common stock for which the holder has agreed in writing that it will not assert any right to rescission that it may have. However, we can not assure you that this agreement is enforceable. See "Risk Factors - Risks Relating to Our Securities".

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

NEED FOR ADDITIONAL FINANCING

We will require substantial additional financing to complete the capitalization of our business plan and we plan to seek additional financing from sales of our securities or additional borrowings. The additional financing will be used primarily for payment of past due liabilities and for the establishment and implementation of marketing programs. We can give no assurance that we will successfully negotiate or obtain additional financing, or that we will obtain financing on terms favorable or acceptable to us. Our ability to obtain additional capital depends on market conditions, the global economy and other factors outside its control. If we do not obtain adequate financing or such financing is not available on acceptable terms, our ability to satisfy our liabilities, finance our expansion, develop or enhance products and services or respond to competitive pressures would be significantly limited. Our failure to secure necessary financing could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

                         RISKS RELATING TO OUR BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES TO DATE AND MAY NEVER BE PROFITABLE.

We began our current operations on August 9, 2001 and have incurred significant operating losses during each fiscal period since that date. We had no revenues during the period from commencement of our operations through the acquisition of Z prompt in November 2003. At March 31, 2004, we had an accumulated deficit of approximately $16.7 million from our operations. We expect that we will incur significant operating losses and negative cash flows from operations for the foreseeable future. If our losses continue and we are unable to commercialize, manufacture and market our products successfully, we may never generate sufficient revenues to achieve profitability or positive cash flows from operations.

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

At March 31, 2004, we had generated no revenues from the sale of our DRE voting systems. Our limited operating history makes it difficult to evaluate our prospects. With the exception of our DRE voting system, all of our products are in the early stages of development. We cannot assure you that we will be able to achieve significant sales of our products or maintain product sales.

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

WE HAVE ENGAGED IN TRANSACTIONS WITH A COMPANY OWNED BY TWO INDIVIDUALS WHO ARE DIRECTORS, OFFICERS AND SHAREHOLDERS.

In April 2002, we entered into a master services agreement with a company, Web Tools International, Inc., that is owned and operated by Messrs. Dennis Vadura and Frank Wiebe. Each of these individuals is a director, officer and shareholder with respect to both us and Web Tools International. The agreement terminated on March 31, 2004. The financial results of Web Tools International were consolidated with our results from January 1, 2004 through March 31, 2004. We owed Web Tools International $1,567,550 at March 31, 2004.

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

                          RISKS RELATING TO REGULATION

EACH OF OUR VOTING SYSTEM PRODUCTS MUST MEET QUALIFICATION AND CERTIFICATION STANDARDS BEFORE WE WILL BE ABLE TO SELL THEM.

In the United States, our ability to sell our voting system products depends on the qualification of each product through independent testing for compliance with the federal voting system standards. In addition, most states require state-level certification before we may sell our products to local jurisdictions in those states. Moreover, local jurisdictions may require acceptance level testing. In March 2004, our DRE voting system was qualified as complying with the 1990 federal voting system standards, as to hardware, and 2002 federal voting system standards, as to software, and has been subsequently certified by the states of South Dakota and Utah. We are seeking qualification of our hardware under the 2002 federal voting system standards but cannot assure you that we will obtain that qualification. We cannot assure you that our products will be certified by additional states. If we are unable to obtain certification in additional states, we may not be able to generate sufficient revenues to achieve profitability.

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

                        RISKS RELATING TO OUR SECURITIES

SOME HOLDERS OF OUR SECURITIES MAY HAVE THE RIGHT TO RESCIND THEIR PURCHASES.

We have offered and sold a substantial number of shares of common stock and warrants and options to purchase common stock without registration under the Securities Act of 1933, as amended, or qualification under state securities laws. If any offer or sale were not exempt from, or otherwise not subject to, federal and state registration and qualification requirements, the purchaser would have a number of remedies, including the right to rescind the purchase. The Securities Act of 1933, as amended, requires that any claim for rescission be brought within one year of the violation. We have sold approximately 16,233,718 shares of common stock and warrants and options to purchase approximately 12,937, 970 shares of common stock in the United States within one year of May 31, 2004. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the date of the violation. We have sold approximately 17,143,009 shares of common stock and warrants and options to purchase approximately 14,028,810 shares of common stock in the United States within two years of May 31, 2004. Further, we cannot assure you that courts will not apply equitable or other doctrines to extend the period within which purchasers may bring their claims. The number of warrants and options described above does not include] warrants and options to purchase 3,600,000 shares of common stock issued within two years of May 31, 2004 to our chief executive officer, Dennis Vadura and our president, Frank Wiebe and a warrant to purchase 12,400,000 shares of common stock for which the holder has agreed in writing that it will not assert any right to rescission that it may have. However, we can not assure you that this agreement is enforceable.

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

SOME OF THE HOLDERS OF OUR COMMON STOCK MAYBE SUBJECT TO DILUTION.

As of May 31, 2004, we had outstanding warrants and options to purchase 73,309,110 shares of common stock and notes convertible into 31,802,483 shares of common stock, or approximately 42% of our outstanding shares of common stock on a fully diluted as converted basis. The exercise price of the warrants and options ranges from $.01 to $1.55 per share and the notes are currently convertible at prices ranging from $.0625 to $.1224 per share. The number of shares of common stock issuable upon conversion of certain of the notes may be greater in the future because the conversion price is the lower of the specified price in the note or 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date. The exercise or conversion prices of these securities are generally substantially lower than our stock price. Therefore, holders of our common stock and potential investors are subject to substantial dilution if these securities are exercised or converted. The terms on which we could obtain additional capital may be adversely affected during the time that the warrants and options may be exercised or the notes converted.

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD CAUSE OUR STOCK PRICE TO FALL.

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline. As of March 31, 2004 and May 31, 2004, we had 148,449,049 shares of common stock outstanding, of which approximately 8,000,000 are freely tradable without restriction or further registration under the Securities Act of 1933, as amended. As of March 31, 2004 and May 31, 2004, our affiliates held approximately 63,111,600 shares of our common stock, which are transferable pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended. Although we do not believe that our affiliates have any present intentions to dispose of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future. We have filed a registration statement with the Securities and Exchange Commission on Form S-8 covering up to 12,000,000 shares of our common stock that are issuable upon exercise of outstanding warrants. The exercise of those warrants, and the prompt resale of shares of our common stock received, may result in downward pressure on the price of our common stock.

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

OUR CHIEF EXECUTIVE OFFICER AND OUR PRESIDENT EXERCISE SUBSTANTIAL CONTROL OVER OUR AFFAIRS.

At March 31, 2004, Dennis Vadura, our chief executive officer, and Frank Wiebe, our president, were the beneficial owners of approximately 35.9% and 24.4% of our common stock, respectively, without taking into account an additional 14.7% of our common stock which they share the right to vote by proxy. As a result, Messrs. Vadura and Wiebe, acting together, are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of Messrs. Vadura and Wiebe may differ from those of our other stockholders and they may be able to take actions that advance their respective interests to the detriment of our other stockholders. This ability to exercise control over the election of the board of directors may discourage, delay or prevent a merger or acquisition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents. Based on our overall interest rate exposure at March 31, 2004, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. Our debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on our financial position or results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. This evaluation was carried out under the supervision and with the participation of our management, including our principal (chief) executive and principal (chief) financial officer. Based upon the evaluation, our principal (chief) executive and principal (chief) financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at March 31, 2004.

There have been no changes in our internal control over financial reporting during our quarter ended March 31, 2004 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to March 31, 2004, we hired additional accounting personnel to re-evaluate and revise our disclosure controls and procedures and to implement new disclosure controls and procedures. As part of this plan and implementation, we are re-evaluating and re-designing and documenting policies and procedures, putting those procedures in operation and monitoring the effectiveness of the procedures.

                                    PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are subject to various legal proceedings that are discussed in our Annual Report on Form 10-KSB/A for the fiscal year ended June 30, 2003.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

AccuPoll sold the following unregistered securities during the three month period ended March 31, 2004.

COMMON STOCK

Between February 2, 2004 and March 31, 2004, AccuPoll issued to various investors an aggregate of 13,989,534 shares of common stock for proceeds of $2,354,311. We relied upon an exclusion from registration under Regulation S under the Securities Act of 1933, as amended (the "Securities Act").

In January 2004, the Company issued 1,724,167 shares of restricted common stock in connection with the conversion of a note payable of $500,000, plus accrued interest of $17,250.

WARRANTS

On January 20, 2004, AccuPoll issued to a consultant, in exchange for services, a warrant to purchase 100,000 shares of common stock at an exercise price of $1.54 per share. We relied on the exemption from registration under Section 4(2) of the Securities Act.

On February 26, 2004, AccuPoll issued to a consultant, in exchange for services, a warrant to purchase 260,000 shares of common stock at an exercise price of $.90 per share. We relied on the exemption from registration under Section 4(2) of the Securities Act.

On January 26, 2004, AccuPoll issued to a consultant, in exchange for services, a warrant to purchase 1,045,752 shares of common stock at an exercise price of $.1224 per share. We relied on the exemption from registration under Section 4(2) of the Securities Act.

On January 13, 2004, AccuPoll issued to a consultant, in exchange for services, a warrant to purchase 50,000 shares of common stock at an exercise price of $.25 per share. We relied on the exemption from registration under Section 4(2) of the Securities Act.

Between January 1, 2004 and March 4, 2004, AccuPoll issued to various investors warrants to purchase an aggregate of 10,250,428 shares of common stock at exercise prices ranging from $.1224 to $1.00 per share. We relied upon an exclusion from registration under Regulation S under the Securities Act.

On January 4, 2004, AccuPoll issued to a consultant, in exchange for services, a warrant to purchase 15,000 shares of common stock at an exercise price of $1.18 per share. We relied on the exemption from registration under Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (1)  Reports on Form 8-K:
          (2)  Exhibits

               31.1 Certification by Chief Executive Officer pursuant to Rule
                    13a-14(a) or 15d-4(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

June 7, 2004

AccuPoll Holding Corp.

By:/S/ Dennis Vadura                    By:/S/ Craig A. Hewitt
   ------------------------------------    -------------------------------------
       Dennis Vadura                           Craig A. Hewitt, Chief Financial
       Chairman of the Board, President        Officer and principal financial
       and Chief Executive Officer             and accounting officer