Form 10-K
period 2004-06-30
ACCUPOLL HOLDING CORP
filed 2004-09-28
CIK 764794

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2004

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER: 000-32849
                                                ----------

                            ACCUPOLL HOLDING CORP.
                            ----------------------
             (Exact name of registrant as specified in its charter)

             NEVADA                                  11-2751630
             ------                                  ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

               15101 RED HILL AVE. SUITE # 220, TUSTIN, CA   92780
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (949) 200-4000
                                                           ---------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of December 31, 2003: $101,215,926.00 (67,477,284
shares at $1.50/ share).

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 180,705,970 shares of common stock, $.001 par value per share, as of September 24, 2004.

         Documents incorporated by reference:

         Certain portions of the registrant's definitive proxy statement to be filed with the Securites and Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2004 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

                                                                           PAGE

                                     PART I

Item 1.     BUSINESS.........................................................1
Item 2.     PROPERTIES......................................................17
Item 3.     LEGAL PROCEEDINGS...............................................17
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............18

                                    PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES...............18
Item 6.     SELECTED FINANCIAL DATA.........................................19
Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.......................................19
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......25
Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................26
Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE........................................26
Item 9A.    CONTROLS AND PROCEDURES.........................................26
Item 9B.    OTHER INFORMATION...............................................26

                                    PART III

Item 10.    DIRECTORS AND OFFICERS OF THE REGISTRANT........................26
Item 11.    EXECUTIVE COMPENSATION..........................................26
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT......................................................26
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................26
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................26

                                     PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES......................27

SIGNATURES  ................................................................29

                                     PART I

NOTE REGARDING FORWARD LOOKING INFORMATION

         Various statements in this Form 10-K and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made by or with the approval of authorized personnel constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as "anticipate," "could," "currently envision," "estimate," "expect," "intend," "may," "project," "seeks," "we believe," "will," and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by those forward-looking statements. Some of the factors that could affect our financial performance or cause actual results to differ from our estimates in, or underlying, such forward-looking statements are set forth under the heading of "Risk Factors."

         These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of the facts described in "Risk Factors." We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained in this Form 10-K will, in fact, transpire.

ITEM 1. BUSINESS

THE COMPANY

         AccuPoll Holding Corp. ("AccuPoll", "we" or "us") seeks to become a leader in developing and marketing computerized voting machines and their associated products and services for use in federal, state, local and private elections.

         We have developed a direct recording electronic (DRE) voting system that provides a voter-verified paper audit trail that is both human and machine readable. Our system was qualified as meeting federal voting system standards on March 25, 2004 and we believe that it is currently the only electronic voting system providing these features that is so qualified. Key benefits of our voting system include: an intuitive touch screen interface, an audit capability that includes multiple copies of the electronic records and a voter-verified paper audit trail (VVPAT) that is both human and machine readable. Additional benefits include the ability to support multiple languages, to prevent overvotes, to provide under-vote warnings, the use of software based on open source products (e.g., Linux) and open standards (e.g., XML, Unicode, Java), and the use of non-proprietary hardware.

         As of September 22, 2004, our DRE voting system was certified by the states of Alabama, Arkansas, Kentucky, Mississippi, Ohio, South Dakota, Utah and West Virginia. Currently, we are in the process of applying for certification in additional states.

         Our objective is to protect citizens' right to vote by insuring access, accuracy, privacy and integrity in the voting process and in so doing to become the leading provider of polling place electronic voting solutions that are reliable, accurate, immediate, confidential, secure, easy-to-use and auditable. Our website address WWW.ACCUPOLL.COM.

         We are  subject to the  informational  requirements  of the  Securities
Exchange Act of 1934, and in accordance therewith file reports, proxy or information statements and other information with the Securities and Exchange
Commission. Such reports, proxy statements and other information can be inspected and copied at the public reference facilities maintained by the Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of such material can be obtained from the Public Reference Section of the Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C.20549, at prescribed rates. In addition, the Commission maintains a web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission. The address of the Commission's web site is http://www.sec.gov.

         We are in the process of building a section of our website at WWW.ACCUPOLL.COM to make available our reports that we file with the Securities and Exchange Commission. Until this section of our website is operational, we voluntarily provide paper copies of our filings free of charge upon request.

CORPORATE HISTORY

         We were incorporated in the State of Nevada on January 30, 1985 with the name "Kiwi Ventures, Ltd." On November 4, 1985, we changed our name to "Western International Pizza Corporation" and owned and operated 17 Godfather's pizza franchise restaurants in Arizona until we ceased those operations in approximately 1990.

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

RECENT ACQUISITIONS

         On June 30, 2004, we entered into an agreement to acquire 100% of the issued and outstanding capital stock of NTS Data Services, Inc. ("NTS"), a New York corporation with an address at 1342 Military Road, Niagara Falls, New York 14304 (the "Agreement"). According to the Agreement, upon closing, NTS would become a wholly-owned subsidiary of AccuPoll. The Agreement is subject to a number of terms and conditions, including but not limited to satisfactory completion of due diligence, completion of financing and other conditions as outlined in the Agreement. As of August 31, 2004 the transaction had not closed due to certain conditions of the transaction not being met. NTS provided such a letter to AccuPoll expressing interest not to move forward with the contemplated transaction.

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

         In recent years, the election industry began to computerize in response to increased public acceptance and familiarity with using computers. The benefit of computers is that they offer the opportunity to count ballots accurately and quickly. Additionally, computer technology has created the potential for more convenient participation, accessibility for disabled voters to vote independently and the elimination of pre-printed paper ballots. Service and support have also become increasingly important components of the newer, technologically advanced voting systems. While the employment of technology is becoming more generally accepted, we believe that many voting systems currently being marketed lag in the application of state-of-the-art computer technology.

         To our knowledge, of the voting systems on the market produced and sold by the four largest voting system vendors (Diebold Election Systems, Sequoia Voting Systems, Election Systems + Software and Hart InterCivic), only Sequoia Voting Systems currently produces a DRE voting system with a voter-verified paper audit trail. Many of our competitors continue to receive poor reviews from the academic, information-security and political communities for inadequate security, deficient software coding standards, inadequate change management practices, and lack of a voter verified paper audit trail. We believe that some of these systems continue to operate with non-certified software, and lack flexible functionality.

         DRE voting systems are computer-based systems first and voting appliances second. Because every computer system is susceptible to programming bugs and/or possible tampering, we believe that computerized voting systems must provide for an independent, voter verified record of each voter's intent. We believe that in order to provide a system that the voter can have confidence in, we must provide a voter with a voter-verified paper audit trail. Our DRE voting system provides for both a secure electronic recording of the voting process and an indelible voter-verified paper-audit trail that satisfies the federal voting system standards for record-keeping that is maintained independently from the electronic results.

MARKET OPPORTUNITY

         The U.S. presidential election of November 2000 had a significant and disruptive impact on the nation. According to a report from California Institute of Technology and Massachusetts Institute of Technology, approximately 1.5 million votes were lost in 2000 because of difficulties in either using voting equipment or recording the results of those votes. The difficulties experienced with accuracy and verifiability, particularly with punch card systems, have generated opportunities for manufacturers of electronic voting systems. Following the 2000 election, the U.S. Congress enacted the Help America Vote Act of 2002, or HAVA. HAVA was signed into law by President Bush on October 29, 2002. HAVA expanded the federal government's role in elections through mandates, standards and funding. The U.S. Congress authorized a total of $3.9 billion to help states implement HAVA. In 2003, $650 million was disbursed to the states under HAVA. Of this $650 million, half of the funds were designated to replace punch card and lever voting machines and the balance could be used by the states to comply with HAVA's requirements and implement other improvements to the administration of elections. An additional $3 billion is authorized to help states fund HAVA's requirements for updating voting systems, allowing disabled voters to vote independently, providing provisional ballots, creating and maintaining statewide voter registration lists, training poll workers, and educating voters. These funds are distributed to states annually over a three-year period after individual states certify that they have developed a plan to use the funds to implement HAVA requirements. States are also obligated to provide a five percent match. Beginning in May 2004, the newly created Elections Assistance Commission began receiving state certifications, and as each state's certification is processed, funds will be disbursed. Beginning on January 1, 2006, HAVA requires that state voting systems:

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

OUR PRODUCTS

         The AccuPoll DRE voting system consists of one or more voting stations that offer voters an "ATM-like" interface, and that prepare and print voter verified paper records, also known as "Proof of Vote" or "voter verified paper audit trail," for machine or hand counting. Each in-precinct voting station is physically connected by means of a local area network to a voting administrative workstation. The entire in-precinct system is not connected to any network outside of the polling place during voting hours. The user-friendly touch screen interface provides the user easy to follow instructions. The system is compact, sturdy and has an estimated useful life of at least five years.

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

          o alter visual schemes to better enable those with modest visual impairments, such as color blindness or tunnel vision;

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

         We have entered into a contract for the manufacture of our current product which is comprised of a printer, touch screen, computer processing unit, smart card reader, integrated case, power supply and related control software. The contract requires us to acquire the product exclusively from this manufacturer unless the manufacturer is unable to produce and deliver on time our required quantity. We believe that other manufacturers would be available to manufacture the product should this manufacturer become unavailable. The manufacturer may change prices upon 60 days prior written notice to us. Unless sooner terminated, the agreement expires in December 2006. As of September 22, 2004, the manufacturer and its president own 766,000 shares of our common stock. For a discussion of risks with respect to this arrangement, please see "Risk Factors - Risks Relating to Our Business - We rely on a third-party manufacturer."

BUSINESS STRENGTHS

         Our key business strengths are described below:

         OUR PRODUCT IS A FEDERALLY QUALIFIED VOTING SYSTEM WITH A VOTER VERIFIED PAPER AUDIT TRAIL THAT IS BOTH HUMAN AND MACHINE READABLE. On March 25, 2004, the AccuPoll voting system was qualified as being compliant with the 1990 federal voting system standards as to hardware, and the 2002 federal voting system standards as to software. We believe that our technology is currently unmatched in its capability to simultaneously produce multiple copies of electronic ballots (recorded on both the polling place voting administrative workstation and the local voting station), as well as generate an independent, voter-verified paper audit trail, which is completely auditable and can be optically scanned. We believe the ability of our system to provide a fully auditable paper record of the election is critical, as HAVA requires that any voting system purchased with federal funds produce a permanent paper record with a manual audit capacity that will be available as an official record for any recount. We have submitted an updated version of our DRE voting system to the Independent Test Authorities (ITAs) for full qualification testing under the 2002 federal voting system standards. We expect to complete full qualification testing under the 2002 federal voting standards before January 1, 2005.

         WE ARE WELL POSITIONED TO TAKE ADVANTAGE OF THE CURRENT MARKETPLACE AND ENVIRONMENT OF ELECTION REFORM. We believe that we have designed a technologically advanced electronic voting product that meets the current federal voting system standards and the requirements of HAVA, as well as addresses current voting systems' technology deficiencies. We believe that we are first to market in terms of designing a voting system that complies with both the requirements of HAVA and the federal voting system standards. Achieving voting system standards compliance can be a lengthy and arduous process, typically taking twelve or more months, thereby posing a significant barrier for competitors. In addition to being qualified under the federal standards, we have spent the past two years marketing our product to our target customer base and thus we believe we are well positioned to begin generating sales once the states begin disbursing their federal funds and we have received the appropriate state certifications. With the recent availability of $2.35 billion to the states, we believe that a number of significant purchasing decisions will be made prior to the end of 2004. As of June 17, 2004, approximately half of the federal funds have been distributed to the states. The remaining funds are expected to be distributed once the states complete the necessary requirements. However, the portion of funds used by a state for acquisition of new voting systems will depend upon each state's plan and we cannot assure you that states will use this funding to purchase our product or that states will make purchasing decisions this year.

         WE HAVE RELATIONSHIPS WITH WELL-KNOWN AND ESTABLISHED PARTNERS. AccuPoll has entered into teaming and reseller agreements with various established companies that offer election-related services. We have entered into a teaming agreement with Alternative Resources Corporation (ARC) whereby ARC will provide deployment and support services for our DRE voting system. In addition, we have entered into a multi-state reseller agreement with AmCad, LLC whereby AmCad will assist with the marketing and deployment of our DRE voting system. We are currently in negotiations with additional well-known, large and well capitalized marketing partners in other targeted states. However, we cannot assure you that any of these negotiations will lead to a definitive business relationship in the future.

         OUR EXPERIENCED MANAGEMENT TEAM HAS DEEP KNOWLEDGE OF INFORMATION TECHNOLOGY. Our senior management collectively has 80 years of experience in the information technology industry in coding and development marketing. Our management team has held senior positions at leading information technology firms, such as MCI Systemhouse and EDS, and has considerable experience in the process of large-scale systems deployment.

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

         EXPAND OUR TARGETED, INDEPENDENT MARKETING STRATEGY TO SMALL- AND MID-SIZED CUSTOMERS. We have begun a direct marketing approach to reach small- and mid-sized target markets. We initiated this marketing program by identifying specific regions and developing a presence by attending trade shows and conferences, which provides us with opportunities to meet, as well as educate, our customers. We also market our system by means of our website and have prepared a web-based virtual voting experience to further enhance the awareness and understanding of our product. We are building awareness of the AccuPoll product so as to be well positioned in our target markets as HAVA funding is disbursed to the states. We are working to obtain all appropriate federal and local certification with that timing in mind. We intend to grow our direct sales and marketing force, engage additional lobbyists in our target states, engage local sales/marketing agents, and build a robust sales support and delivery organization that will reinforce our sales and marketing activities. The ramp up in each of these areas is critical to support the upcoming procurement cycle that will begin following the May 2004 release of federal funds to the states.

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

         As of September 22, 2004, our DRE voting system was certified by the states of Alabama, Arkansas, Kentucky, Mississippi, Ohio, South Dakota, Utah and West Virginia. Currently, we are in the process of applying for certification in additional states.

         Obtaining the necessary qualifications and certifications and complying with government procurement requirements can be time consuming, involve unexpected delays and may be costly. We are subject to a number of significant risks and uncertainties associated with government regulation and procurement that could materially and adversely affect our business. For a description of these risks and uncertainties, please see "Risk Factors - Risks Relating to Regulation."

ENVIRONMENTAL PROTECTION

         Our compliance with federal, state and local laws or regulations, that govern the discharge of materials into the environment has not had a material adverse effect upon our capital expenditures, earnings or competitive position within our markets.

COMPETITION

         The market for the manufacture and supply of computerized voting machines is highly competitive. We anticipate that competition will intensify in the future. As of June 30, 2004, we believe that our competitors, in alphabetical order, included:

COMPANY NAME                                          PRODUCT NAME
------------                                          ------------
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

         Expenditures for research activities relating to product development and improvement were approximately $176,000 for the period August 9, 2001 (inception) through June 30, 2004.

         We believe that continued strategic investment in product development is essential for us to become competitive in the markets we serve. Without significant additional financing, we will be unable to continue development of our products.

INTELLECTUAL PROPERTY

         We rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. The products that we design require a large amount of engineering design and manufacturing expertise. The majority of these technological capabilities, however, are not protected by patents or licenses. We rely on the expertise of our employees and our learned experiences in both design and manufacture of these products. We have taken steps to protect both our intellectual property and brand name in the marketplace. We have applied to the United States Patent and Trademark Office for a systems and method patent with respect to our electronic voting system that produces an official voter verifiable paper ballot. We have also filed trademark applications with the United States Patent and Trademark Office to protect the Accupoll brand name and logo. We are subject to a number of significant risks and uncertainties associated with our intellectual property that could materially and adversely affect our business. For a description of these risks and uncertainties, please see "Risk Factors - Risks Relating to our Technology."

OUR EMPLOYEES AND CONSULTANTS

         As of June 30, 2004, we had 19 and 10, respectively, full-time employees and consultants. Our employees are not represented by a collective bargaining organization. We believe our relationship with our employees is good.

                                  RISK FACTORS

         BEFORE DECIDING TO INVEST IN US OR TO MAINTAIN OR INCREASE YOUR INVESTMENT, YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, IN ADDITION TO OTHER INFORMATION CONTAINED IN THIS REPORT. EACH OF THE FOLLOWING RISKS COULD CAUSE OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS TO BE MATERIALLY HARMED. THESE RISKS COULD CAUSE THE TRADING PRICE OF OUR COMMON STOCK TO DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

RISKS RELATING TO OUR BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES TO DATE AND MAY NEVER BE PROFITABLE.

         We began our current operations on August 9, 2001 and have incurred significant operating losses during each fiscal period since that date. We had no revenues during the period from commencement of our voting system operations through June 30, 2004. Revenues from our wholly owned subsidiary Z Prompt were $1.7 million from November 1, 2003 through June 30, 2004. At June 30, 2004, we had an accumulated deficit of approximately $21.2 million from our operations. We expect that we will incur significant operating losses and negative cash flows from operations for the foreseeable future. If our losses continue and we are unable to commercialize, manufacture and market our products successfully, we may never generate sufficient revenues to achieve profitability or positive cash flows from operations.

OUR AUDITORS HAVE INCLUDED A GOING CONCERN PARAGRAPH IN THEIR AUDIT REPORT ON OUR FINANCIAL STATEMENTS FOR OUR FISCAL YEAR ENDED JUNE 30, 2004.

         We have prepared our consolidated financial statements for the year ended June 30, 2004 on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. However, the report from our independent auditors with respect to our consolidated financial statements for the year ended June 30, 2004 states that our losses from operations, negative working capital and lack of operational history, among other factors, raise "substantial doubt" about our ability to continue as a going concern.

OUR SUBSIDIARY, Z PROMPT, INC. HAS FILED A PETITION FOR RELIEF UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE AND WE MAY LOSE OUR ENTIRE INTEREST IN IT.

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

WE HAVE GENERATED NO REVENUES FROM OUR VOTING SYSTEM PRODUCT, AND AN UNPROVEN BUSINESS STRATEGY AND HAVE ONLY A LIMITED OPERATING HISTORY FOR YOU TO REVIEW IN EVALUATING OUR BUSINESS AND PROSPECTS.

         At June 30, 2004, we had generated no revenues from the sale of our voting system products. Our limited operating history makes it difficult to evaluate our prospects. We cannot assure you that we will be able to achieve significant sales of our products or maintain product sales.

WE EXPECT THAT OUR OPERATING RESULTS MAY FLUCTUATE SUBSTANTIALLY, WHICH MAY MATERIALLY AFFECT OUR BUSINESS AND THE MARKET PRICE OF OUR COMMON STOCK.

         You should not rely on our period-to-period financial results as an indication of our future performance. We expect that our operating results will fluctuate substantially as a result of a number of factors, many of which will be beyond our control such as the following:

     o When our products are qualified as compliant with federal voting system standards and certified by the states;

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

         We currently have limited sales, marketing or distribution capabilities and limited service capabilities. If we are unable to expand these capabilities either by developing our own sales, marketing, distribution or service organization or by entering into agreements with others at a competitive cost, we will be unable to market and successfully sell our products. We plan to enter into strategic relationships with other companies to provide services relating to our products, including product roll-out support, election worker education, help desk, and break/fix support. We cannot assure you that we will be able to develop and maintain successful relationships on terms acceptable to us. The failure to do so could materially and adversely affect the marketing and sale of our products.

WE RELY ON A THIRD PARTY MANUFACTURER. TO THE EXTENT THAT THIS MANUFACTURER EXPERIENCES FINANCIAL OR OPERATIONAL DIFFICULTIES, OUR BUSINESS COULD BE INTERRUPTED.

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

WE FACE SUBSTANTIAL COMPETITION AND POTENTIAL COMPETITION FROM OTHERS WHO HAVE SIGNIFICANTLY GREATER FINANCIAL RESOURCES AND OTHER RESOURCES THAN US.

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

WE HAVE ENGAGED IN TRANSACTIONS WITH A COMPANY OWNED BY TWO INDIVIDUALS WHO ARE ALSO OUR DIRECTORS, OFFICERS AND SHAREHOLDERS.

         In April 2002, we entered into a master services agreement with a company, Web Tools International, Inc., that is owned and operated by Messrs. Dennis Vadura and Frank Wiebe. Each of these individuals is a director, officer and shareholder with respect to both us and Web Tools International. The agreement terminated on March 31, 2004. The financial results of Web Tools International were consolidated with our results from January 1, 2004 through March 31, 2004. As of June 30, 2004 we owed Web Tools International $1.5 million.

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

WE MAY ACQUIRE OTHER BUSINESSES AND OUR BUSINESS COULD BE MATERIALLY AND ADVERSELY AFFECTED AS A RESULT OF ANY OF THESE ACQUISITIONS.

         We are looking for strategic opportunities to grow our product offerings through acquisitions or strategic investments. In this regard, during the year ended June 30, 2004, we entered into an agreement to purchase all of the outstanding shares of Z prompt, Inc. that was recognized for accounting purposes during our fiscal quarter ended December 31, 2003. In the future, we may acquire or make strategic investments in other complementary businesses. We have limited experience in acquiring or investing in other businesses and we may not be successful in completing, financing, or integrating an acquired business into our existing operations.

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

RISKS RELATING TO OUR TECHNOLOGY

SHOULD OUR PRODUCTS FAIL TO PERFORM PROPERLY, OUR REPUTATION COULD BE DAMAGED, WE COULD LOSE SALES AND CUSTOMERS AND WE COULD POTENTIALLY INCUR SIGNIFICANT LIABILITIES.

         Our products incorporate a number of intricate computer software programs and hardware components that must work seamlessly in order for our product to function correctly. While we expect our products to perform to federal voting system standards, we cannot assure you that our product will function properly at all times. If our system's software programs or hardware components experience failure or malfunction or are alleged to have failed or malfunctioned, we are likely to receive significant adverse publicity - particularly if the failure is alleged to have had an effect on the outcome of an election. As a result, our reputation could be damaged, we could lose sales and customers and we could potentially incur liabilities.

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

SHOULD WE SUE TECHNOLOGIES THAT CONFLICT WITH THE RIGHTS OF THIRD PARTIES, OUR BUSINESS COULD BE MATERIALLY AND ADVERSELY AFFECTED.

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

RISKS RELATING TO REGULATION

EACH OF OUR VOTING SYSTEM PRODUCTS MUST MEET QUALIFICATION AND CERTIFICATION STANDARDS BEFORE WE WILL BE ABLE TO SELL THEM.

         In the United States, our ability to sell our voting system products depends on the qualification of each product through independent testing for compliance with the federal voting system standards. In addition, most states require state-level certification before we may sell our products to local jurisdictions in those states. Moreover, local jurisdictions may require acceptance level testing. At June 30, 2003, none of our products had been qualified or certified. In March 2004, our DRE voting system was qualified as complying with the 1990 federal voting system standards, as to hardware, and 2002 federal voting system standards, as to software, and has been subsequently certified by the states of Alabama, Arkansas, Kentucky, Mississippi, Ohio, South Dakota, Utah and West Virginia. We are seeking full qualification of our voting system under the 2002 federal voting system standards but cannot assure you that we will obtain that qualification. We cannot assure you that our products will be certified by additional states. If we are unable to obtain certification in additional states, we may not be able to generate sufficient revenues to achieve profitability.

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

         Independent testing authorities test and certify our products. There are a limited number of testing authorities able to test and certify our products in accordance with federal voting system standards. These companies also conduct testing and certification for our competitors. Any delays or disruptions in the services provided by our independent testing authorities is likely to affect our ability to market and sell our products and could materially and adversely impact our sales and our ability to achieve profitability.

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

RISKS RELATING TO OUR SECURITIES

SOME HOLDERS OF OUR SECURITIES MAY HAVE THE RIGHT TO RESCIND THEIR PURCHASES.

         We have offered and sold a substantial number of shares of common stock and warrants and options to purchase common stock without registration under the Securities Act of 1933, as amended, or qualification under state securities laws. If any offer or sale were not exempt from, or otherwise not subject to, federal and state registration and qualification requirements, the purchaser would have a number of remedies, including the right to rescind the purchase. The Securities Act of 1933, as amended, requires that any claim for rescission be brought within one year of the violation. We have sold approximately 11,878,000 shares of common stock and warrants and options to purchase shares of common stock in the United States within one year of June 30, 2004. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the date of the violation. We have sold approximately 14,170,000 shares of common stock and warrants and options to purchase shares of common stock in the United States within two years of June 30, 2004. Further, we cannot assure you that courts will not apply equitable or other doctrines to extend the period within which purchasers may bring their claims. The number of warrants and options described above does not include warrants and options to purchase 3,600,000 shares of common stock issued within two years of May 31, 2004 to our chief executive officer, Dennis Vadura and our president, Frank Wiebe and a warrant to purchase 12,400,000 shares of common stock for which the holder has agreed in writing that it will not assert any right to rescission that it may have. However, we cannot assure you that this agreement is enforceable.

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

SOME OF THE HOLDERS OF OUR COMMON STOCK MAY BE SUBJECT TO DILUTION.

         As of June 30, 2004, we had outstanding warrants and options to purchase 81,369,913 shares of common stock and notes convertible into 48,256,000 shares of common stock. The exercise price of the warrants and options ranges from $.01 to $1.55 per share and the notes are currently convertible at prices ranging from $.0625 to $.1224 per share. The number of shares of common stock issuable upon conversion of certain of the notes may be greater in the future because the conversion price is the lower of the specified price or 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date. The exercise or conversion prices of these securities are generally substantially lower than our stock price. Therefore, holders of our common stock and potential investors are subject to substantial dilution if these securities are exercised or converted. The terms on which we could obtain additional capital may be adversely affected during the time that the warrants and options may be exercised or the notes converted.

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD CAUSE OUR STOCK PRICE TO FALL.

         Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline. As of June 30, 2004, we had 154,347,064 shares of common stock outstanding, of which approximately 55 million are freely tradable without restriction or further registration under the Securities Act of 1933, as amended. As of June 30, 2004, our affiliates held approximately 80 million shares of our common stock, which are transferable pursuant to Rule 144, as promulgated under the Securities Act of 1933, as amended. Although we do not believe that our affiliates have any present intentions to dispose of any shares of common stock owned by them, there can be no assurance that such intentions will not change in the future. We have filed a registration statement with the Securities and Exchange Commission on Form S-8 covering up to 12,000,000 shares of our common stock that are issuable upon exercise of outstanding warrants. The exercise of those options or warrants, and the prompt resale of shares of our common stock received, may result in downward pressure on the price of our common stock.

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

OUR COMMON STOCK IS QUOTED ON THE OTC BULLETIN BOARD AND TRADING MAY BE SPORADIC AND VOLATILE.

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

ITEM 2. PROPERTIES

         We occupy approximately 10,000 square feet of office space located at 15101 Red Hill Ave. Suite # 220, Tustin, California. The cost of the lease is $1.10 per square foot. Our lease expires on July 31, 2006.

ITEM 3. LEGAL PROCEEDINGS.

         In September 2003, we were served with a lawsuit filed in the Supreme Court of New York, County of New York, by Stern & Co Communications LLC, d/b/a Stern + Co. Stern alleging that we breached a contract with them by failing to tender payment in full for services rendered. Stern sought to recover damages in the amount of $35,000, and a warrant to purchase 36,000 shares of our common stock. In November 2003, we entered into a stipulated settlement agreement with Stern. In consideration for a full release of Stern's claims, we granted Stern 15,000 shares of common stock and a warrant to purchase 15,000 shares of common stock at an exercise price equal to our closing stock price on the date of issuance.

         In December 2003, Paul Musco, the ex-President of our wholly-owned subsidiary, Z prompt, Inc. filed suit against us and Z prompt in Superior Court of California, County of Orange, California. The claim alleged breach of contract, fraud and misrepresentation stemming from our acquisition of, and his termination of his employment with, Z prompt. Mr. Musco is seeking damages in excess of $800,000, plus punitive damages. We believe that Mr. Musco breached his agreements with Z prompt and have filed a cross complaint for breach of contract, fraud, negligence and breach of fiduciary duty seeking $2,000,000. Mr. Musco has since filed his own cross-complaint against us, Dennis Vadura, Frank Wiebe and Craig Hewitt alleging fraud and tortious interference with contract. In addition, Michael Shockett has joined the suit and filed a cross complaint against us, Z prompt, Dennis Vadura, Frank Wiebe and Craig Hewitt alleging fraud, tortuous interference with contract and wrongful termination. Michael Shockett was terminated from employment with us in April 2004 for cause. Although no assurance can be given that we will prevail on the merits, we will vigorously defend these allegations.

         In October 2003, a former employee of Z prompt, Nathalie Luu, filed suit against us and Z prompt in Superior Court of California, County of Orange, California. The complaint claims wrongful termination, intentional infliction of emotional distress and retaliatory discharge, based on allegations that the plaintiff was terminated for reporting to management alleged fraudulent accounting practices by Z prompt management. The former employee is seeking $112,000 in monetary damages including loss of wages, plus punitive damages. This suit is currently in negotiations to be settled for $100,000 to be paid by the issuance by us of common stock. A settlement would release us and Z prompt from liability in connection with the suit.

         On March 23, 2004, our wholly-owned subsidiary, Z prompt, Inc., filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Central District of California. As of June 30, 2004, Z prompt had not filed a proposed Plan of Reorganization.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There was no matter submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

         Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol ACUP. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                                             Fiscal 2003
                                                      ------------  ------------
COMMON STOCK                                            High (1)       Low (1)
----------------------------------------------------  ------------  ------------

First Quarter Ended September 30, 2003                   $2.00         $0.81
Second Quarter Ended December 31, 2003                   $1.75         $1.35
Third Quarter Ended March 31, 2004                       $3.85         $1.44
Fourth Quarter ended June 30, 2004                       $3.57         $0.90

                                                             Fiscal 2002
                                                      ------------  ------------
COMMON STOCK                                            High (1)       Low (1)
----------------------------------------------------  ------------  ------------

First Quarter Ended September 30, 2002                   $1.24         $0.90
Second Quarter Ended December 31, 2002                   $1.70         $0.85
Third Quarter Ended March 31, 2003                       $1.70         $1.01
Fourth Quarter ended June 30, 2003                       $1.14         $0.91

(1) Prices adjusted to reflect a 4 for 1 stock dividend that was effective July 2002.

         As of September 24th, 2004, 180,705,970 shares of common stock were held by approximately 1,817 stockholders of record. Our registrar and transfer agent is Signature Stock Transfer, Inc., One Preston Park, 2301 Ohio Dr., Suite 100, Plano, Texas 75093; telephone (972) 612-4120.

DIVIDEND POLICY

         We have not adopted any policy regarding the payment of dividends on its Common Stock. The Company does not intend to pay any cash dividends on its Common Stock in the foreseeable future. All cash resources are expected to be invested in developing the Company's business. There are no restrictions that materially limit our ability to pay cash dividends.

RECENT SALES OF UNREGISTERED SECURITIES

         AccuPoll sold the following unregistered securities during the three month period ended June 30, 2004 without registration under the Securities Act of 1933.

         In May, 2004 the Company issued 1,960,000 shares of common stock to three different shareholders, as a result of a net exercise of warrants with a strike price of $.0625 per share. The Company relied upon Section 4(2) of the Securities Act as an exemption from registration.

         In June, 2004 the Company issued 3,105,262 shares of common stock to three different shareholders, as a result of a net exercise of warrants with a strike price of $.0625 per share. The Company relied upon Section 4(2) of the Securities Act as an exemption from registration.

         In June, 2004 the Company issued 2,156,250 shares of common stock as a result of a convertible debt of $250,000 which was converted at $.1224 per share. The Company relied upon Section 4(2) of the Securities Act as an exemption from registration.

ITEM 6. SELECTED FINANCIAL DATA


------------------------------------------------------------------------------------------------------------------------------------

                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          June 30, 2004, 2003 AND 2002

------------------------------------------------------------------------------------------------------------------------------------


                                                                                                    (Restated)
                                                                                        2004           2003           2002
                                                                                   ------------    -----------    -----------
                                ASSETS

CURRENT ASSETS
           Cash                                                                    $    113,789    $        --    $   288,675
           Accounts receivable, net                                                     254,895             --             --
           Note Receivable                                                               50,000
           Inventories                                                                  168,636             --             --
           Deferred acquisition costs                                                        --        144,206
           Prepaid expenses                                                                  --          2,500        156,000
                                                                                   ------------    -----------    -----------
                                                                                        537,320        146,706        494,675

PROPERTY AND EQUIPMENT, net                                                              14,012             --        411,966
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net                                           2,544,207      1,403,899         74,376
OTHER ASSETS                                                                             26,246             --        130,000
                                                                                   ------------    -----------    -----------

           TOTAL ASSETS                                                            $  3,121,785    $ 1,550,605    $ 1,111,017
                                                                                   ============    ===========    ===========


               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
           Accounts payable and accrued expenses                                   $  1,817,284    $   931,503    $   401,548
           Related party payables                                                     1,228,070        872,940
           Deferred revenues                                                             74,628             --             --
           Convertible debt                                                           3,304,600             --        (68,750)
           Notes payable to related parties                                              30,000        175,000
           Put liability related to warrant issuance                                    163,760        113,750             --
           Liabilities subject to compromise                                            732,544                            --
                                                                                   ------------    -----------    -----------

           TOTAL LIABILITIES                                                          7,350,886      2,093,193        332,798
                                                                                   ------------    -----------    -----------

EQUITY INSTRUMENTS SUBJECT TO RESCISSION                                              6,200,000      4,377,033             --
                                                                                   ------------    -----------    -----------


STOCKHOLDERS' DEFICIT

           Convertible Series A preferred stock, $0.01 par value,
           80,000 shares authorized, no shares issued and outstanding
           (liquidation preference of zero)                                                 --             --             --
           Common stock, par value of $0.001, 600,000,000 shares
             authorized; 158,482,171 and 112,945,963 shares issued and
             outstanding at June 30, 2004 and 2003, respectively                        158,482        112,946        (12,500)
           Capital Stock                                                                173,203
           Additional paid-in capital                                                12,046,817      2,222,580      3,024,096
           Accumulated deficit                                                      (22,634,400)    (7,255,147)    (2,406,580)
                                                                                   ------------    -----------    -----------
                                                                                    (10,429,101)    (4,919,621)       778,219
                                                                                   ------------    -----------    -----------

           TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $  3,121,785    $ 1,550,605    $ 1,111,017
                                                                                   ============    ===========    ===========



------------------------------------------------------------------------------------------------------------------------------------



                             ACCUPOLL HOLDING CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For The Years Ended June 30, 2004 and 2003, and
      For The Period From August 9, 2001 (Inception) Through June 30, 2002

------------------------------------------------------------------------------------------------------------------------------------

                                                                                    (Restated)
                                                                   Year Ended      Year Ended      Period Ended
                                                                 June 30, 2004    June 30, 2003    June 30, 2002
                                                                 -------------    -------------    ------------

NET SALES                                                        $   1,508,656    $          --    $         --

COST OF SALES                                                        1,185,797               --              --
                                                                 -------------    -------------    ------------

GROSS PROFIT                                                           322,859               --              --

EXPENSES
        General and administrative                                   6,770,137        3,104,192         904,083
        Professional fees                                              654,276        1,714,475       1,198,622
        Interest                                                     4,534,947           29,900         303,875
        Loss on disposal of investment                               1,200,000               --              --
        Impairment of goodwill                                       2,542,752               --              --
                                                                 -------------    -------------    ------------
                                                                    15,702,112        4,848,567       2,406,580
                                                                 -------------    -------------    ------------

NET LOSS                                                         $ (15,379,253)   $  (4,848,567)   $ (2,406,580)
                                                                 =============    =============    ============

BASIC AND DILUTED NET LOSS
    PER SHARE                                                    $       (0.12)   $       (0.05)   $      (0.04)
                                                                 =============    =============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                             130,782,481      106,687,447      68,735,272
                                                                 =============    =============    ============



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         We are in the business of developing and marketing computerized voting machines and their associated products and services for use in federal, state, local and private elections. We have developed a direct recording electronic
(DRE) voting system that provides a voter-verified paper audit trail that is both human and machine readable. Our system was qualified as meeting the federal voting system standards on March 25, 2004 and we believe that it is currently the only electronic voting system providing these features that is so qualified. As of September 22, 2004, our DRE voting system was certified by the states of Alabama, Arkansas, Kentucky, Mississippi, Ohio, South Dakota, Utah and West Virginia. Currently, we are in the process of applying for certification in additional states.

         For the fiscal years ended June 30, 2004, 2003 and 2002, we incurred losses of $13,989,675, $4,848,567 and $2,406,580, respectively. As of June 30,
2004 we had an accumulated deficit of $21,244,822.

SUBSEQUENT EVENTS

         In May, 2004 the Company issued 18,406,248 shares of common stock to seven different shareholders, as a result of a net exercise of warrants with a strike price of $.0625 per share. The Company relied upon Section 4(2) of the Securities Act as an exemption from registration.

         On September 13, 2004, AccuPoll Holding Corp. completed a private placement transaction with 11 accredited investors, pursuant to which AccuPoll sold an aggregate of 3,666,668 shares of common stock, 1,833,338

Series A Warrants, 1,833,338 Series B Warrants and 1,833,338 Series C Warrants. AccuPoll received gross proceeds totaling $1,649,900.10. For each two shares of common stock, AccuPoll issued investors one A Warrant, one B Warrant and one C Warrant. Each two shares and three warrants were sold at a price of $0.90. The private placement was deemed exempt from registration requirements under Rule 506 of Regulation D under the Securities Act of 1933.

         J.P. Turner + Company, LLC acted as placement agent for the transaction. AccuPoll agreed to pay J.P. Turner + Company a cash fee of 8% of the aggregate purchase price. AccuPoll will also pay J.P. Turner + Company 8% of the cash proceeds received from the exercise of warrants issued in connection with the placement. In addition, AccuPoll issued J.P. Turner + Company warrants to purchase 458,333 shares of common stock, exercisable for five years at an exercise price of $0.54 per share. Further, J.P. Turner + Company will receive:
(a) one Placement Agent's A Warrant, exercisable at $0.66 per share, for each eight A Warrants exercised by an investor on a cash basis; (b) one Placement Agent's B Warrant, exercisable at $1.07 per share, for each eight B Warrants exercised by an investor on a cash basis; and (c) one Placement Agent's C Warrant, exercisable at $2.40 per share, for each eight C Warrants exercised by an investor on a cash basis. All Placement Agent's Warrants are exercisable for five years after the respective issue dates, are not subject to call and may be exercised on a cashless basis.

         On one occasion, for a period commencing 91 days after the closing date, but not later than two years after the closing date, upon written request of the holders of more than 50% of the shares and warrant shares actually issued upon exercise of warrants, AccuPoll is required to prepare and file with the Securities and Exchange Commission a registration statement under the Securities Act of 1933 registering the shares of common stock issued to the investors and the shares underlying the warrants, including warrant shares issuable upon exercise of warrants issued to the placement agent (the "Registration Statement"). The A Warrants expire 150 days from the date the Registration Statement is declared effective by the Securities and Exchange Commission and are exercisable at $0.55 per share. The B Warrants expire four years after the date the Registration Statement is declared effective by the Securities and Exchange Commission and are exercisable at $0.89 per share. The C Warrants expire three years after the date the Registration Statement is declared effective by the Securities and Exchange Commission and are exercisable at $2.00 per share.

         AccuPoll may call the warrants beginning 30 trading days after the effective date of the Registration Statement and ending 30 trading days before the expiration of the warrants. A call notice may be given by AccuPoll for the A Warrants only within five trading days after the common stock has had a closing price as reported for the principal market of $1.10 or higher for 15 consecutive trading days. A call notice may be given by AccuPoll for the B Warrants only within five trading days after the common stock has had a closing price as reported for the principal market of $1.78 or higher for 15 consecutive trading days. A call notice may be given by AccuPoll for the C Warrants only within five trading days after the common stock has had a closing price as reported for the principal market of $2.95 or higher for 15 consecutive trading days.

         Beginning September 8, 2004 and until the Registration Statement has been effective for 150 days, the investors must be given at least ten business days prior written notice of any proposed sale by AccuPoll of its common stock or other securities or debt obligations except in connection with (a) employee stock options or compensation plans, (b) as full or partial consideration in connection with any merger, consolidation or purchase of substantially all of the securities or assets of any corporation or other entity, or (c) as has been described in the reports or other written information filed with the Securities and Exchange Commission or delivered to the investors prior to the closing date ("Excepted Issuances").

         Other than the Excepted Issuances, if at any time until the Registration Statement has been effective for 150 days, if AccuPoll offers, issues or agrees to issue any common stock or securities convertible into or exercisable for shares of common stock (or modify any of the foregoing which may be outstanding at any time prior to the closing date) to any person or entity at a price per share or conversion or exercise price per share which shall be less than $0.45, without the consent of each investor, then AccuPoll is required to issue, for each such occasion, additional shares of common stock to each investor so that the average per share purchase price of the shares of common stock issued to the investor (of only the common stock or warrant shares still owned by the investor) is equal to such other lower price per share. For purposes of this issuance and adjustment, the issuance of any security of AccuPoll carrying the right to convert such security into shares of common stock or of any warrant, right or option to purchase common stock will result in the issuance of the additional shares of common stock upon the issuance of such convertible security, warrant, right or option and again upon any subsequent issuances of shares of common stock upon exercise of such conversion or purchase rights if such issuance is at a price lower than $0.45.

         The exercise price of the warrants is subject to adjustment in the event AccuPoll effects a reorganization, consolidation or merger, or transfers all or substantially all of its properties or assets. Also, until the expiration date of the warrants, if AccuPoll issues any common stock except for Excepted Issuances, prior to the complete exercise of the warrants for a consideration less than the purchase price that would be in effect at the time of such issue, then the exercise price shall be reduced to such other lower issue price. For purposes of this adjustment, the issuance of any security or debt instrument of AccuPoll carrying the right to convert such security or debt instrument into common stock or of any warrant, right or option to purchase common stock shall result in an adjustment to the exercise price upon the issuance of the above-described security, debt instrument, warrant, right, or option.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED JUNE 30, 2004 TO YEAR ENDED JUNE 30, 2003

REVENUES: For the year ended June 30, 2004 we had revenue of approximately $1.5 million. For the year ended 2003 we had no revenue. The increase was caused by our acquisition of Z prompt.

         GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $3,160,257 for the year ended June 30, 2004 as compared to $3,104,192 for the year ended June 30, 2003. The increase in general and administrative expenses is the result of addtional staff.

         PROFESSIONAL FEES: Professional fees were $4,264,156 for the year ended June 30, 2004 as compared to $1,714,475 for the year ended June 30, 2003. The decrease in professional fees is due to costs of services to develop the ballot buddy product and non cash expenses related to the issuance of warrants to consultants.

         INTEREST  EXPENSE:  Interest  expense was $4,534,947 for the year ended
June 30, 2004 as compared to $29,900 for the year ended June 30, 2003. The increase in interest expense is due to non-cash beneficial conversion charges for equity instruments tied to fun raising.

         NET LOSS: For the year ended June 30, 2004, we incurred a net loss of ($15,379,253) and a net loss per share of ($0.12). This compares to a net loss of $4,848,567 and a net loss per share of $0.05 for the year ended June 30, 2003. The increaed loss is dude to increaed professional fees and interest expense, the impairment of goodwill totalling $2,542,752 and a loss on the disposal of an investment totalling $1,200,000, as well as the additional expenses of our newly acquired subsidiary.

COMPARISON OF YEAR ENDED JUNE 30, 2003 TO YEAR ENDED JUNE 30, 2002

         REVENUES: For the years ended June 30, 2003 and 2002 we had no revenues.

         GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by approximately 326% to $3,104,192 for the year ended June 30, 2003 from $728,019 for the year ended June 30, 2002. The increase in general and administrative expenses is the result of addtional staff, and non-cash expenses related to the issuance of options and warrants to employees and consultants that are in the money.

         PROFESSIONAL FEES: Professional fees were $1,714,475 for the year ended June 30, 2003 as compared to $1,198,622 for the year ended June 30, 2002. The increase in professional fees by approximately 43% was due to increse in development fees of ballot buddy product and increased legal and accounting expenses.

         INTEREST EXPENSE: Interest expense was $29,900 for the year ended June 30, 2003 as compared to $303,875 for the year ended June 30, 2002. The significant decrease in interest expense less non-cash beneficial conversion for investments.

         RESEARCH AND DEVELOPMENT: Research and development expenses was $0 for the year ended June 30, 2003 as compared to $176,064 for the year ended June 30, 2002.

         NET LOSS: For the year ended June 30, 2003, we incurred a net loss of $4,848,567 and a net loss per share of $0.05. This compares to a net loss of $2,406,580 and a net loss per share of $0.04 for the year ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         From August 2001, the date of our inception, through June 30, 2004, we have raised a total of approximately 9.7 million from the sale of common stock and convertible notes and other securities.

         As of June 30, 2004 we had cash of approximately $117,000 and a working capital deficiency of ($4,175,101) Our accumulated deficit as of June 30, 2004 was ($21,244,822).

         In November 2003, we secured a $5 million dollar revolving credit facility, in the form of two seven-month convertible notes. The notes bear interest at an annual rate of 10% and originally matured on June 30, 2004, but have been extended to December 31, 2004. The notes are convertible on 90 days written notice by the holders at the lesser of (i) 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date or (ii) $.0625 per share. At June 30, 2004, we had borrowed $2,180,000 under such notes.

         We have a convertible debenture with Palisades Holdings, LLC whereby Palisades Holdings, at its discretion, may provide us loans of up to $1,250,000. The convertible debenture bears interest at an annual rate of 10% and originally matured on June 30, 2004, but has been extended to December 31, 2004. The debenture is convertible on 90 days written notice by Palisades Holdings at the lesser of (i) 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date or (ii) $.0625 per share. At June 30, 2004, we had borrowed $872,000 under such debenture.

         On December 19, 2002 we issued a $165,000 note to an individual investor. The note bears interest at an annual rate of 8% and is payable upon demand. At June 30, 2004, the amount of principal and accrued but unpaid interest under such debenture equaled $0

         We have offered and sold a substantial number of shares of common stock and warrants and options to purchase common stock without registration under the Securities Act of 1933, as amended, or qualification under state securities laws. If any offer or sale were not exempt from, or otherwise not subject to, federal and state registration and qualification requirements, the purchaser would have a number of remedies, including the right to rescind the purchase. The Securities Act of 1933, as amended, requires that any claim for rescission be brought within one year of the violation. We have sold approximately 11,878,000 shares of common stock and warrants and options to purchase shares of common stock in the United States within one year of June 30, 2004. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the date of the violation. We have sold approximately 14,170,000 shares of common stock and warrants and options to purchase shares of common stock in the United States within two years of June 30, 2004. Further, we cannot assure you that courts will not apply equitable or other doctrines to extend the period within which purchasers may bring their claims. The number of warrants and options described above does not include warrants and options to purchase 3,600,000 shares of common stock issued within two years of May 31, 2004 to our chief executive officer, Dennis Vadura and our president, Frank Wiebe and a warrant to purchase 12,400,000 shares of common stock for which the holder has agreed in writing that it will not assert any right to rescission that it may have. However, we cannot assure you that this agreement is enforceable.

CAPITAL EXPENDITURES

         We anticipate certain capital expenditures related to developing and testing subsequent versions of the voting system hardware and software. We estimate such capital expenditures for hardware to be approximately $250,000 and an additional $250,000 for software over the course of the fiscal year ending June 30, 2005. We will be reliant on future fund raising in order to pay for development and testing of these subsequent versions.

GOING CONCERN

         Our independent certified public accountants have stated in their audit report included in this Form 10-K, that we have incurred losses from operations, negative working capital, and lack of operational history. These conditions, among others, raise substantial doubt about our ability to continue as a going concern.

INFLATION

         Our management believes that inflation has not had a material effect on our results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

CONTRACTUAL OBLIGATIONS

         As of June 30, 2004, we had the following contractual obligations:


         Contractual Obligations                                                  Payments due by period
         -----------------------                              ------------------------------------------------------------

                                                                             Less then                           More than
                                                                 Total        1 year     1-3 years   3-5 years   5 years
                                                              -----------   ----------   ---------   ---------   ---------

Opearting Lease Obligations
    Greenberg Farrow Architecture - Accupoll
       - Tustin office Sublease                               $   132,000                $ 132,000
    Olen Lease - Z Prompt - Irvine Leased facility            $    39,911   $   39,911

    Amarillo Grant - Accupoll - Texas facility                $   250,000   $  250,000

Long-Term Debt
    Z Prompt Bank of America line of Credit                   $   225,000   $  225,000
    Notes Payable Accupoll                                    $    30,000   $   30,000
    Notes Payable Z Prompt                                    $   171,657   $  171,657

Covertible Debt                                               $ 3,304,600   $3,304,600

Consulting agreements
   National Strategies Inc.                                   $    60,000   $   60,000

                                                             -----------   ----------   ---------   ---------   ---------

Total                                                         $ 4,213,168   $4,081,168   $ 132,000   $     -     $     -


BUSINESS TRENDS

         There are three business trends evident in the market today that are material to AccuPoll's operations. The first is the delay in the procurement cycle until after the November 2004 election. This trend was influenced by two factors: 1) the delay in the distribution of the federal funds by EAC, and 2) the upcoming Presidential Election in November 2004. The delay in the distribution of the federal funds was caused by the delay in nominating and confirming the EAC Commissioners (scheduled to be completed by April 2003, but instead was completed in December 2003), and the delay on the part of some states in meeting all the requirements for the funds to be released by the EAC. With the delay in funding until June 2004, less than five months before the November 2004 election, the majority of counties have decided not to risk making any changes until after the November 2004 election.

         The second business trend is the growing momentum of the VVPAT movement. As of May 2004, eighteen states (Alabama, Alaska, Arizona, California, Connecticut, Georgia, Illinois, Maine, Maryland, Minnesota, New Hampshire, New Jersey, New York, Ohio, Vermont, Virginia, West Virginia and Wisconsin) have either passed or are actively considering legislation that would make it a requirement for any DRE voting system used in the state to produce a VVPAT. In another five states (California, Missouri, Oregon, New Hampshire and Nevada), the Secretary of State has issued a directive mandating VVPAT in the state.

         The third business trend is the growing list of states that are requiring DRE voting systems to be qualified under the 2002 federal voting system standards. This requirement is primarily focused in states where electronic voting systems have not been previously used (e.g., Illinois, Missouri, Iowa and North Carolina).

         Overall the net impact of these trends on AccuPoll is positive. AccuPoll already has a DRE voting system with a VVPAT qualified under the 1990 federal voting system standards. We are currently in the process of testing our DRE voting system under the 2002 federal voting system standards. We expect to complete federal qualification testing under the 2002 federal voting system standards by January 1, 2005. This places AccuPoll in position as one of the few vendors with a DRE voting system that is federally qualified under the 2002 voting system standards and has a VVPAT in time for the beginning of the procurement cycle after the November 2004 election. This is especially important in states like Missouri and Illinois that have not previously authorized DRE voting systems to be used in the state, but must at a minimum meet the accessibility requirements under HAVA (i.e., one DRE voting machine per polling place).

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

         At June 30, 2004, we believe that no revisions to the remaining useful lives or write-down of capitalized software development costs are required. Our systems were qualified as meeting federal voting system standards in late March 2004. We began amortizing the capitalized software development costs over a period of thirty-six months beginning April 2004.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         We continue to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in Note 1 of the consolidated financial statements included in this amended report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Changes in United States interest rates would affect the interest earned on our cash and cash equivalents. Based on our overall interest rate exposure at June 30, 2004, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. Our debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on our financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial information required by this Item is attached hereto at the end of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A.  CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. This evaluation was carried out under the supervision and with the participation of our management, including our principal (chief) executive officer and principal (chief) financial officer. Based upon the evaluation, our principal (chief) executive officer and principal (chief) financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at June 30, 2004.

         There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         During the year ended June 30, 2004, we hired additional accounting personnel to re-evaluate and revise our disclosure controls and procedures and to implement new disclosure controls and procedures. As part of this plan and implementation, we are re-evaluating, re-designing, and documenting policies and procedures, putting those procedures in operation and monitoring the effectiveness of the procedures.


ITEM 9B. OTHER INFORMATION

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this Item will be contained in AccuPoll's Proxy Statement under the caption "Directors and Executive Officers," and is hereby incorporated by reference thereto.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this Item will be contained in AccuPoll's Proxy Statement under the caption "Executive Compensation," and is hereby incorporated by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this Item will be contained in AccuPoll's Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management," and is hereby incorporated by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item will be contained in AccuPoll's Proxy Statement under the caption "Certain Transactions," and is hereby incorporated by reference thereto.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information required by this Item will be contained in Accupoll's Proxy Statement under the caption "Principal Accountant Fees and Services," and is hereby incorporated by reference thereto.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBITS

EXHIBIT NUMBER                            DESCRIPTION
--------------------------------------------------------------------------------
2.1 Reorganization Agreement dated April 9, 2003 between AccuPoll and Z prompt, Inc. (Incorporated by reference from Exhibit 1 to Form 8-K, filed April 23, 2003)

2.2 Agreement and Plan of Reorganization dated June 30, 2004 by and among AccuPoll Holding Corp., NTSD Acquisition, Inc., NTS Data Services Corp., NTS Data Services, Inc., Matthew M. Biondi and John F. Jennings (Incorporated by reference from
                  Exhibit 10.1 to Form 8-K, filed July 1, 2004).

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

4.1 Debenture, dated June 20, 2003 between AccuPoll and Palisades Holdings, LLC (Incorporated by reference from Exhibit 4.1 to Form 10-KSB/A for the fiscal year ended June 30, 2003, filed June 8, 2004)

4.2 Debenture, dated November 20, 2003, by and between AccuPoll Holding Corp., AccuPoll, Inc. and Hyde Investments, Ltd, as amended (Incorporated by reference from Exhibit 10.1 to Form 10-Q/A for the quarter ended December 31, 2003, filed June 8,
                  2004)

4.3 Debenture, dated November 20, 2003, by and between AccuPoll Holding Corp., AccuPoll, Inc. and Livingston Investments, Ltd., as amended (Incorporated by reference from Exhibit 10.1 to Form 10-Q/A for the quarter ended December 31, 2003, filed June 8, 2004)

4.4 Convertible Note, dated July 2003, between AccuPoll and Pan American Management (Incorporated by reference from Exhibit
                  10.1 to Form 10-Q/A for the quarter ended September 30, 2003, filed June 8, 2004)

4.5 Subscription Agreement, dated September 8, 2004 (Incorporated by reference from Exhibit 4.1 to Form 8-K, filed September 17,
                  2004)

4.6 Form of Common Stock Purchase Warrant A (Incorporated by reference from Exhibit 4.2 to Form 8-K, filed September 17,
                  2004)

4.7 Form of Common Stock Purchase Warrant B (Incorporated by reference from Exhibit 4.3 to Form 8-K, filed September 17,
                  2004)

4.8 Form of Common Stock Purchase Warrant C (Incorporated by reference from Exhibit 4.4 to Form 8-K, filed September 17,
                  2004)

4.9 Form of Placement Agent Warrant (Incorporated by reference from Exhibit 4.5 to Form 8-K, filed September 17, 2004)

4.10              Form of Funds Escrow Agreement (Incorporated by reference from
                  Exhibit 4.6 to Form 8-K, filed September 17, 2004)

9.1 Proxy in favor of Dennis Vadura and Frank Wiebe from Picasso, LLC (Incorporated by reference from Exhibit 10.9 to the Form 10-KSB for the fiscal year ended June 30, 2002, filed October 7, 2002)

9.2 Proxy in favor of Dennis Vadura and Frank Wiebe from ViperTrust (Incorporated by reference from Exhibit 10.10 to the Form 10-KSB for the fiscal year ended June 30, 2002, filed October 7, 2002)

EXHIBIT NUMBER                            DESCRIPTION
--------------------------------------------------------------------------------
9.3 Proxy in favor of Dennis Vadura and Frank Wiebe from Aramis Investment, LLC (Incorporated by reference from Exhibit 9.3 to Form 10-KSB/A for the fiscal year ended June 30, 2003, filed June 8, 2004)

9.4 Proxy in favor of Dennis Vadura and Frank Wiebe from The Glacier Trust (Incorporated by reference from Exhibit 9.4 to Form 10-KSB/A for the fiscal year ended June 30, 2003, filed June 8, 2004)

9.5 Proxy in favor of Dennis Vadura and Frank Wiebe from Morpheus Trust (Incorporated by reference from Exhibit 9.5 to Form 10-KSB/A for the fiscal year ended June 30, 2003, filed June 8, 2004)

10.1 Stock Exchange Agreement dated May 20, 2002, between WIPC and AccuPoll, Inc., Dennis Vadura and Frank Wiebe (Incorporated by reference from Exhibit 1 to Form 8-K/A filed May 28, 2002)

10.2 Employment Agreement, dated May 20, 2002, between Dennis Vadura and AccuPoll (Incorporated by reference from Exhibit
                  10.2 to Form 10-KSB/A for the fiscal year ended June 30, 2003, filed June 8, 2004)

10.3 Employment Agreement, dated May 20, 2002, between Frank Wiebe and AccuPoll (Incorporated by reference from Exhibit 10.2 to Form 10-KSB/A for the fiscal year ended June 30, 2003, filed June 8, 2004)

10.4 Indemnification Agreement, between Dennis Vadura and AccuPoll (Incorporated by reference from Exhibit 10.13 to the Form-KSB for fiscal year ended June 30, 2002, filed October 7, 2002)

10.5 Indemnification Agreement, between Frank Wiebe and AccuPoll (Incorporated by reference from Exhibit 10.14 to the Form-KSB for fiscal year ended June 30, 2002, filed October 7, 2002)

10.6 Master Services Agreement dated April 2002 with Web Tools International, Inc. (Incorporated by reference from Exhibit
                  10.7 to Form-KSB for fiscal year ended June 30, 2002, filed October 7, 2002)

10.7 Consulting Agreement dated April 23, 2002 between AccuPoll and GCH Capital, Ltd (Incorporated by reference from Exhibit 10.8 to Form-KSB for fiscal year ended June 30, 2002, filed October 7, 2002)

10.8 Consulting Agreement, dated May 29, 20002 between Craig Hewitt and AccuPoll (Incorporated by reference from Exhibit 10.17 to the Form-KSB for fiscal year ended June 30, 2002, filed October 7, 2002)

10.9 AccuPoll 2002 Consultant Compensation Plan (Incorporated by reference from Exhibit 10 to Form S-8 filed June 11, 2002)

10.10 Exclusive Territory and Compensation Agreement, November 4, 2003, by and between AccuPoll and AmCad, LLC (Incorporated by reference from Exhibit 10.12 to Form 10-KSB/A for the fiscal year ended June 30, 2003, filed June 8, 2004)

10.11 Standard Sublease dated July 23, 2003 between Greenberg Farrow Architecture, Inc. and AccuPoll (Incorporated by reference from Exhibit 10.14 to Form 10-KSB/A for the fiscal year ended June 30, 2003, filed June 8, 2004)

10.12 Teaming Agreement dated July 9, 2004 by and between AccuPoll, Inc. and Alternative Resources Corporation.

10.13 Exclusive Supply Agreement dated December 20, 2001 by and between Source Technologies, Inc. and Web Tools International, Inc.

14.1              Code of Ethics

21.1              List of Subsidiaries

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

32.2              Certification by Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FINANCIAL STATEMENT SCHEDULES

The information required by this Item is either not applicable, included in the notes to consolidated financial statements, or is not significant.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ACCUPOLL HOLDING CORP.

Dated:   September 28, 2004         By:   /s/ Dennis Vadura
                                          -----------------------------------
                                          Dennis Vadura,
                                          Chief Executive Officer and Director


Dated:   September 28, 2004         By:   /s/ Frank J. Wiebe
                                          -----------------------------------
                                          Frank J. Wiebe,
                                          President, Secretary, Treasurer
                                          and Director


Dated:   September 28, 2004         By:   /s/ Craig A. Hewitt
                                          -----------------------------------
                                          Craig A. Hewitt,
                                          Chief Financial Officer and Principal
                                          Accounting Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE              TITLE                                  DATE

/s/ Dennis Vadura      Chief Executive Officer and Director   September 28, 2004
----------------------
Dennis Vadura


/s/ Frank J. Wiebe     President, Secretary, Treasurer        September 28, 2004
---------------------- and Director
Frank J. Wiebe

/s/ Andrea M. Porcelli Director                              September 28, 2004
-----------------------
Andrea M. Porcelli


/s/ Phil Trubey        Director                              September 28, 2004
----------------------
Phil Trubey

Index to Financial Statements                                           Page
                                                                        ----

Report of Independant Registered Public Accounting Firm.................F-1

Consolidated balance sheets at June 30, 2004 and 2003...................F-2

Consolidated statements of operations for the years ended
June 30, 2004 and 2003 and for the period from August 9, 2001
(Inception) through June 30, 2002.......................................F-3

Consolidated statements of stockholders' deficit for the years ended June 30, 2004 and 2003 and for the period from August 9, 2001
(Inception) through June 30, 2002.......................................F-4

Consolidated statements of cash flows for the years ended
June 30, 2004 and 2003 and for the period from August 9, 2001
(Inception) through June 30, 2002.......................................F-7

Notes to financial statements...........................................F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
AccuPoll Holding Corp.

We have audited the accompanying consolidated balance sheets of AccuPoll Holding Corp. and subsidiaries ("the "Company") as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the period from August 9, 2001 (Inception) through June 30, 2002 and for the years ended June 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AccuPoll Holding Corp. and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for the period from August 9, 2001 (Inception) through June 30, 2002 and for the years ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has losses from operations through June 30, 2004 and an accumulated deficit of approximately $22.6 million at that date, negative working capital at June 30, 2004 approximating $6.8 million and a lack of operational history. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

As discussed in Note 10 to the accompanying consolidated financial statements, the Company may be subject to possible rescission claims regarding the sale or other issuances of certain equity instruments. Accordingly, the June 30, 2003 consolidated balance sheet has been restated to reflect the potential liability associated with such transactions. As discussed in Note 11, an expense of $655,000 relating to warrants issued for services that were not provided by the vendor was recorded during the year ended June 30, 2003. Accordingly, the consolidated statement of operations for the year then ended has been restated to reduce the previously reported net loss by $655,000.

/s/ Squar, Milner, Reehl & Williamson, LLP
Newport Beach, California

September 27, 2004

                  ACCUPOLL HOLDING CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          June 30, 2004 and 2003
--------------------------------------------------------------------------------


                                                                                          2004            2003
                                                                                                     (AS RESTATED)
                                                                                     ------------    ------------
                                  ASSETS
CURRENT ASSETS
      Cash                                                                           $    113,789    $         --
      Accounts receivable, net                                                            254,895              --
      Inventories                                                                         168,636              --
      Deferred acquisition costs                                                               --         144,206
      Prepaid expenses                                                                         --           2,500
                                                                                     ------------    ------------
                                                                                          537,320         146,706

PROPERTY AND EQUIPMENT, net                                                                14,012              --
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net                                             2,544,207       1,403,899
OTHER ASSETS                                                                               26,246              --
                                                                                     ------------    ------------

      TOTAL ASSETS                                                                   $  3,121,785    $  1,550,605
                                                                                     ============    ============
                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable and accrued expenses                                          $  1,817,284    $    931,503
      Related party payables                                                            1,228,070         872,940
      Deferred revenues                                                                    74,628              --
      Convertible debt                                                                  3,304,600              --
      Notes payable to related parties                                                     30,000         175,000
      Put liability related to warrant issuance                                           163,760         113,750
      Liabilities subject to compromise                                                   732,544              --
                                                                                     ------------    ------------
                                                                                        7,350,886       2,093,193
                                                                                     ------------    ------------

EQUITY INSTRUMENTS SUBJECT TO RESCISSION                                                6,200,000       4,377,033
                                                                                     ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
      Convertible Series A preferred stock, $0.01 par value, 80,000 shares
      authorized, 0 shares issued and outstanding (liquidation preference of zero)             --              --
      Common stock, par value of $0.001, 600,000,000 shares
        authorized; 158,482,171 and 112,945,963 shares issued and outstanding
        at June 30, 2004 and 2003, respectively                                           158,482         112,946
      Additional paid-in capital                                                       12,046,817       2,222,580
      Accumulated deficit                                                             (22,634,400)     (7,255,147)
                                                                                     ------------    ------------
                                                                                      (10,429,101)     (4,919,621)
                                                                                     ------------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $  3,121,785    $  1,550,605
                                                                                     ============    ============

--------------------------------------------------------------------------------
PAGE F-2       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

                             ACCUPOLL HOLDING CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For The Years Ended June 30, 2004 and 2003, and
      For The Period From August 9, 2001 (Inception) Through June 30, 2002
--------------------------------------------------------------------------------

                                         YEAR ENDED      YEAR ENDED      PERIOD ENDED
                                       JUNE 30, 2004    JUNE 30, 2003    JUNE 30, 2002
                                                        (As Restated)
                                       -------------    -------------    -------------
NET SALES                              $   1,508,656    $          --    $          --

COST OF SALES                              1,185,797               --               --
                                       -------------    -------------    -------------
GROSS PROFIT                                 322,859               --               --
EXPENSES
      General and administrative           3,160,257        3,104,192          904,083
      Professional fees                    4,264,156        1,714,475        1,198,622
      Interest                             4,534,947           29,900          303,875
      Loss on disposal of investment       1,200,000               --               --
      Impairment of goodwill               2,542,752               --               --
                                       -------------    -------------    -------------
                                          15,702,112        4,848,567        2,406,580
                                       -------------    -------------    -------------

NET LOSS                               $ (15,379,253)   $  (4,848,567)   $  (2,406,580)
                                       =============    =============    =============
BASIC AND DILUTED LOSS
    PER COMMON SHARE                   $       (0.12)   $       (0.05)   $       (0.04)
                                       =============    =============    =============
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                   130,782,481      106,687,447       68,735,272
                                       =============    =============    =============

--------------------------------------------------------------------------------
PAGE F-3       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

                             ACCUPOLL HOLDING CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
       For The Years Ended June, 30 2004 and 2003 and For The Period From
                August 9, 2001 (Inception) Through June 30, 2002
--------------------------------------------------------------------------------

                                                      Common Stock         Common Stock  Additional                       Total
                                                -------------------------- Subscription   Paid-in       Accumulated   Stockholder's
                                                   Shares        Amount     Receivable    Capital         Deficit        Deficit
                                                -----------   ------------   --------   ------------    ------------   ------------
Balance at August 9, 2001 (Inception)                    --   $         --   $     --   $        --     $         --   $         --

Issuance of common stock upon formation          61,280,000         61,280         --        (61,280)             --             --

Issuance of common stock at $0.08 per
share for the conversion of notes payable,
including accrued interest of $16,375             3,724,292          3,724         --        300,151              --        303,875

Issuance of common stock at $0.08
per share for note receivable                       612,800            613         --         49,387              --         50,000

Proceeds from the issuance of common
stock at $0.08 per share in connection with
the exercise of warrants                          3,724,292          3,724    (12,500)       298,744              --        289,968

Proceeds from the issuance of common stock
at $0.12 per share in connection with the
exercise of warrants                              6,177,024          6,177         --        750,004              --        756,181

Issuance of common stock in connnection
with the merger with WIPC (including 18,400,000
shares issued to brokers)                        18,639,000         18,639         --        (18,639)             --             --

Issuance of common stock at $0.06 per share
for services                                      4,800,000          4,800         --        295,200              --        300,000

Issuance of common stock at $0.08 per share
for services                                      3,840,000          3,840         --        309,504              --        313,344

Estimated fair market value of warrants granted
in connection with convertible debt                      --             --         --        287,500              --        287,500

Estimated fair market value of options and
warrants granted for services                            --             --         --        813,525              --        813,525

Equity instruments subject to rescission                 --             --         --     (1,021,834)             --     (1,021,834)

Interest on equity instruments subject
to rescission                                            --             --         --        (12,137)             --        (12,137)

Net loss                                                 --             --         --             --      (2,406,580)    (2,406,580)
                                                -----------   ------------   --------   ------------    ------------   ------------

Balance at June 30, 2002 (as restated)          102,797,408   $    102,797   $(12,500)  $  1,990,125    $ (2,406,580)  $   (326,158)
                                                ===========   ============   ========   ============    ============   ============
Issuance of common stock at $0.91 for services        6,593              7         --          5,993              --          6,000

Issuance of common stock at $1.02 for services       32,862             33         --         33,486              --         33,519

Issuance of common stock at $1.04 for services       17,000             17         --         17,663              --         17,680

Issuance of common stock at $1.05 for services      207,142            207         --        217,292              --        217,499

Issuance of common stock at $1.17 for services      120,000            120         --        140,280              --        140,400

Issuance of common stock at $1.18 for services        6,667              7         --          7,860              --          7,867

Issuance of common stock at $1.20 for services       30,000             30         --         35,970              --         36,000

Issuance of common stock at $1.25 for services        8,500              9         --         10,616              --         10,625

Issuance of common stock at $1.40 for services       20,000             20         --         27,980              --         28,000

Issuance of common stock at  $0.00 per share
in connection with the cashless  exercises
of warrants                                         208,540            209         --           (209)             --             --

Proceeds from the issuance of common stock at
$0.06 per share in connection with the exercise
of warrants                                         911,954            912         --         56,201              --         57,113

Proceeds from the issuance of common stock at
$0.08 per share in connection with the exercise
of warrants                                         245,120            245         --         19,755              --         20,000

Proceeds from the issuance of common stock at
$0.12 per share in connection with the exercise
of warrants                                       2,828,272          2,828         --        343,113              --        345,941

Proceeds from the issuance of common stock at
$0.25 per share in connection with the
exercise of warrants                                200,000   $        200   $     --   $     49,800    $         --   $     50,000

....continued
--------------------------------------------------------------------------------
PAGE F-4       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS
....continued

                                                      Common Stock         Common Stock  Additional                       Total
                                                -------------------------- Subscription   Paid-in       Accumulated   Stockholder's
                                                   Shares        Amount     Receivable    Capital         Deficit        Deficit
                                                -----------   ------------   --------   ------------    ------------   ------------
Proceeds from the issuance of common stock at
$0.06 per share for cash                            535,445   $        535         $-   $     32,929              $-   $     33,464

Proceeds from the issuance of common stock at
$0.12 per share for cash                          3,642,480          3,642         --        444,057              --        447,699

Proceeds from the issuance of common stock at
$0.25 per share for cash                            840,000            840         --        209,160              --        210,000

Proceeds from the issuance of common stock at
$0.30 per share for cash                             52,280             52         --         15,782              --         15,834

Proceeds from the issuance of common stock at
$0.40 per share for cash                             62,500             63         --         24,937              --         25,000

Proceeds from the issuance of common stock at
$0.47 per share for cash                             95,200             95         --         44,940              --         45,035

Proceeds from the issuance of common stock at
$0.50 per share for cash                             50,000             50         --         24,950              --         25,000

Proceeds from the issuance of common stock at
$0.95 per share for cash                             28,000             28         --         26,572              --         26,600

Commissions paid for fund raising activity               --             --         --       (281,944)             --       (281,944)

Beneficial conversion feature in connection
with the issuance of convertible debt                    --             --         --         50,000              --         50,000

Estimated fair value of warrants granted in
connection with note payable                             --             --         --         20,000              --         20,000

Estimated fair value of warrants granted
for services                                             --             --         --      1,839,000              --      1,839,000

Estimated fair value of options granted
for services                                             --             --         --        273,084              --        273,084

Liability incurred in connection with the
issuance of warrants                                     --             --         --       (113,750)             --       (113,750)

Equtiy instruments subject to rescission                 --             --         --     (3,185,309)             --     (3,185,309)

Interest on equity instruments subject to
rescission                                               --             --         --       (157,753)             --       (157,753)

Write off of subscriptions receivable                    --             --     12,500             --              --         12,500

Net loss                                                 --             --         --             --      (4,848,567)    (4,848,567)
                                                -----------   ------------   --------   ------------    ------------   ------------

Balance at June 30, 2003 (as restated)          112,945,963        112,946   $     --   $  2,222,580    $ (7,255,147)  $ (4,919,621)
                                                ===========   ============   ========   ============    ============   ============
Common stock issued for cash                      6,553,857          6,554         --        799,518              --        806,072

Common stock issued for services                     35,000             35         --         34,915              --         34,950

Proceeds from the issuance of common stock
in connection with the exercise of warrants      20,502,794         20,503         --      3,778,113              --      3,798,616

Estimated fair value of warrants
granted for services                                     --             --         --        786,000              --        786,000

Liability incurred in connection with the
issuance of warrants                                     --             --         --        (50,010)             --        (50,010)

....continued
--------------------------------------------------------------------------------
PAGE F-5       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS
....continued

                                                      Common Stock         Common Stock  Additional                       Total
                                                -------------------------- Subscription   Paid-in       Accumulated   Stockholder's
                                                   Shares        Amount     Receivable    Capital         Deficit        Deficit
                                                                                        (As Restated)   (As Restated)  (As Restated)
                                                -----------   ------------   --------   ------------    ------------   ------------
Estimated fair value of warrants granted
in connection with convertible debt                      --             --         --        362,800             --         362,800

Common stock issued in connection with
conversion of convertible debt and
accrued interest                                  3,881,250          3,881         --        772,369              --        776,250

Beneficial conversion feature in connection
with the issuance of convertible debt                    --             --         --      3,641,800              --      3,641,800

Issuance of common stock in connection
with cashless exercise of options                 6,030,307          6,030         --         (6,030)             --             --

Commissions paid for fund raising activity               --             --         --       (277,000)             --       (277,000)

Acquisition of Z Prompt                           8,533,000          8,533         --             --       1,804,729      1,813,262

Equtiy instruments subject to rescission                 --             --         --     (1,500,967)             --     (1,500,967)

Interest on equity instruments subject
to rescission                                            --             --         --       (322,000)             --       (322,000)

Net loss                                                 --             --         --             --     (15,379,253)   (15,379,253)
                                                -----------   ------------   --------   ------------    ------------   ------------

Balance at June 30, 2004                        158,482,171   $    158,482   $     --   $ 12,046,817    $(22,634,400)  $(10,429,101)
                                                ===========   ============   ========   ============    ============   ============

--------------------------------------------------------------------------------
PAGE F-6       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

                             ACCUPOLL HOLDING CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Years Ended June 30, 2004 and 2003, and
      For The Period From August 9, 2001 (Inception) Through June 30, 2002
--------------------------------------------------------------------------------


                                                                                     YEAR ENDED      YEAR ENDED     PERIOD ENDED
Cash flows from operating activities:                                               JUNE 30, 2004   JUNE 30, 2003   JUNE 30, 2002
                                                                                                   (AS RESTATED)
                                                                                   ----------------------------------------------
     Net loss                                                                       $(15,379,253)   $ (4,848,567)   $ (2,406,580)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                                   245,408              --              --
         Loss on disposal of fixed assets                                                 12,640              --              --
         Estimated fair value of warrants granted in
            connection with notes payable                                                     --          20,000         287,500
         Estimated fair value of options and warrants
            granted for services                                                             786       2,112,084         813,525
         Estimated fair value of common stock issued
            for services                                                                  34,950         497,590         327,344
         Amortization of estimated fair value of warrants granted
            and beneficial conversion feature in connection with
            the issuance of convertible notes payable                                    500,000              --              --
         Amortization of beneficial conversion feature in
            connectionn with the issuance of subordinated
            convertible notes                                                          3,554,600              --              --
         Convertible debt issued for services                                          1,276,000              --              --
         Loss on disposal of investment                                                1,200,000              --              --
         Impairment of goodwill                                                        2,542,752              --              --
         Accrued interest related to the conversion of notes payable                          --              --          16,375
         Write off of subscription receivable                                                 --          12,500              --
         Write off of prepaid consulting                                                      --         286,000              --
         Changes in operating assets and liabilities:
            Accounts receivable                                                         (209,939)             --              --
            Inventories                                                                  (73,300)             --              --
            Prepaid expenses                                                               2,500          (2,500)             --
            Other assets                                                                 128,996              --              --
            Accounts payable and accrued expenses                                        691,457         755,211         176,292
            Related party payables                                                       358,327          10,000         151,020
            Deferred revenues                                                            (69,220)             --              --
                                                                                    ------------    ------------    ------------

     Net cash used in operating activities                                            (4,398,082)     (1,157,682)       (634,524)
                                                                                    ------------    ------------    ------------
Cash flows from investing activities:
     Increase in deferred acquisition costs                                                   --        (144,206)             --
     Purchases of property and equipment                                                 (11,135)             --              --
     Increase in capitalized software development costs                               (1,371,600)       (530,013)       (111,966)
     Proceeds from related party note receivable                                              --         300,000        (300,000)
     Cash of acquired entity                                                               2,368              --              --
                                                                                    ------------    ------------    ------------

     Net cash used in investing activities                                            (1,380,367)       (374,219)       (411,966)
                                                                                    ------------    ------------    ------------
Cash flows from financing activities:
     Proceeds from the issuance of notes payable to related parties                      210,950         175,000              --
     Principal payments of notes payable to related parties                             (195,000)             --              --
     Proceeds from issuance of convertible debt                                        1,528,600          50,000         287,500
     Borrowings on line-of-credit                                                         20,000              --              --
     Proceeds from the issuance of common stock                                          806,072         546,688              --
     Proceeds from issuance of common stock upon exercise of warrants, net             3,512,616         473,054       1,046,149
                                                                                    ------------    ------------    ------------

     Net cash provided by financing activities                                         5,892,238       1,244,742       1,333,649
                                                                                    ------------    ------------    ------------
Net increase (decrease) in cash                                                          113,789        (287,159)        287,159
Cash at beginning of period                                                                   --         287,159              --
                                                                                    ------------    ------------    ------------

Cash at end of period                                                               $    113,789    $         --    $    287,159
                                                                                    ============    ============    ============

Supplemental  disclosure of cash flow  information -
Cash paid during the period for:

         Interest (none paid in cash)                                               $         --    $         --    $         --

         Income taxes                                                               $        800    $        800    $        800
                                                                                    ============    ============    ============

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

--------------------------------------------------------------------------------
PAGE F-7       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

                          AccuPoll Holding Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2004

Note 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

AccuPoll Holding Corporation, a Nevada corporation (the "parent company"), principally operates through its wholly owned subsidiary AccuPoll, Inc., which was incorporated on August 9, 2001 in Delaware. The parent company is engaged in the design and development of a voting system with an intuitive touch-screen interface (the "Voting System") that provides a polling place electronic voting solution that is reliable, accurate, immediate, secure, easy to use, confidential and auditable. The Voting System has the ability to simultaneously produce two different electronic audit trails (recorded on both the polling place administrative work station and the local voting station), in addition to generating a printed-paper ballot. The parent company completed a reverse acquisition with a publicly traded company (see Note 2) in May 2002, and its common stock is quoted on the Over-The-Counter Bulletin Board under the symbol "ACUP." For financial reporting purposes, the parent company was classified as a development stage enterprise until November 2003.

Principles of Consolidation

         GENERAL

The accompanying consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary AccuPoll, Inc. In addition, the accounts of Z prompt, Inc. ("Z prompt"), a wholly-owned subsidiary, are included in such financial statements from November 1, 2003. All significant inter-company balances and transactions have been eliminated in consolidation.

Except where the context requires otherwise, the entities named in the preceding paragraph are hereinafter collectively referred to as the "Company."

         BANKRUPTCY OF Z PROMPT

As discussed in Note 12, Z prompt filed voluntary bankruptcy in March 2004. The Company is the largest unsecured pre-petition creditor of Z prompt, but is not presently a member of the unsecured creditors committee that was formed in connection with the bankruptcy proceedings.

In addition, as described in Note 6, the Company and certain of its officers and principal stockholders are presently involved in civil litigation with certain former stockholders and officers of Z prompt. However, management has determined that it would not be meaningful to de-consolidate the accounts of Z prompt at this time because the Company expects to re-gain control of this subsidiary based on the expectation that Z prompt will be able to negotiate a confirmed reorganization plan and emerge from bankruptcy by approximately March of 2005. See Note 3 for additional information regarding Z prompt.

         VARIABLE INTEREST ENTITY

As further explained below in the "Variable Interest Entity" section of this note, the accounts of affiliate Web Tools International, Inc. ("WTI") were consolidated with those of the Company as of January 1, 2004 in accordance with Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46. For reasons discussed in Note 5, WTI was de-consolidated as of April 1, 2004.

Going Concern/Liquidity Considerations

The Company has not generated any revenues from its Voting System operations, and there is no assurance of any future revenues. The Company will require substantial additional funding for continuing the development, obtaining regulatory approval, and commercialization of its product. There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred losses through June 30, 2004, has negative working capital at that date of approximately $6.8 million, and has a lack of operational history which, among other factors, raise substantial doubt about its ability to continue as a going concern. The Company intends to fund operations through sales of the Voting System, but there is no commitment by any entities for the purchase of any of the proposed products. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital requirements through debt and/or equity financing arrangements. Management believes that such arrangements, combined with the net proceeds from the transaction described in
Note 18, will be sufficient to fund the Company's capital expenditures, working capital needs and other cash requirements for the year ending June 30, 2005. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

These circumstances, combined with the potential liability described in Note 10, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Other Risks and Uncertainties

The  Company  intends  to  operate  in an  industry  that is  subject to intense competition,  government  regulation  and  technological  change.  The Company's
operations  are  subject  to  significant  risks  and  uncertainties   including
financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit of $100,000.

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include realization of long-lived assets, equity instruments subject to rescission, valuation of stock options and warrants, and valuation of deferred tax assets. Actual results could differ from those estimates.

Software Development Costs

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,"
the Company capitalizes certain costs related to the development of new software products or the enhancement of existing software products for sale or license. These costs are capitalized from the point in time that technological feasibility has been established, as evidenced by a working model or detailed working-program design to the point in time that the product is available for general release to customers. Capitalized software development costs are amortized on a straight-line basis over the three-year estimated economic life of the products, beginning (as applicable) with the general product release to customers or when the Voting System qualified under certain federal standards. Research and development costs incurred prior to establishing technological feasibility and costs incurred subsequent to the events described in the preceding sentence are charged to expense as incurred.

The Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. At June 30, 2004, management believes that no revisions to the remaining useful lives or write-down of capitalized software development costs are required. The Company began amortizing its capitalized software development costs in April 2004, following the March 2004 qualification of its Voting System as complying with certain federal voting system standards; at June 30, 2004, accumulated amortization approximated $ 230,000.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's accounts payable and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments. In the opinion of management, the fair value of payables to related parties cannot be estimated without incurring excessive costs; for that reason, the Company has not provided such disclosure. Other information about related-party liabilities (such as the carrying amount, the interest rate, and maturity) is provided, where applicable, elsewhere in these notes to consolidated financial statements.

Stock-based Compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation is the excess, if any, of the fair value of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period.

SFAS No. 123, "Accounting for Stock-Based Compensation," if fully adopted, changes the method of accounting for employee stock-based compensation to the fair value based method. In addition, under this pronouncement, the fair value of options and warrants issued to non-employees is estimated using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the equity instrument, and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25," clarifies the application of APB 25 for (a) the definition of "employee" for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) accounting for an exchange of stock compensation awards in a business combination. Management believes that the Company accounts for transactions involving stock-based employee compensation in accordance with FIN No. 44.

SFAS  No.  148,  "Accounting  for  Stock-Based  Compensation  -  Transition  and
Disclosure, an amendment of SFAS 123," was issued in December 2002 and is effective for fiscal years ended after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about (a) the method of accounting for stock-based employee compensation and (2) the effect of the method used on reported results.

The adoption of the accounting methodology of SFAS No. 123 is optional for stock-based emloyee compensation, and the Company has elected to continue accounting for options issued to employees using APB 25. However, pro forma disclosures, as if the Company adopted the cost recognition requirements of SFAS No. 123, are required to be presented.

At June 30, 2004, the Company has no stock-based employee compensation plans; however, there have been non-plan options granted by the Company to certain employees. There is no stock-based employee compensation expense reflected in net loss for fiscal 2004, fiscal 2003, or for the period from August 9, 2001 (Inception) through June 30, 2002 because options granted to employees had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. The following table illustrates the effect on net loss and loss per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.


                                                         PERIODS ENDED JUNE 30,
                                                   2004          2003          2002
                                               -----------    -----------    -----------

Net loss attributable to common
    stockholders *                            $(15,701,253)  $(5,006,567)   $(2,418,717)
Add: total stock-based employee
     compensation expense determined
     under fair value based method
     for all awards                             (1,421,100)      (598,230)       (68,340)
                                               -----------    -----------    -----------
    Pro-forma                                 $(17,122,353)   $(5,604,797)   $(2,487,057)
                                               ===========    ===========    ===========
Basic and diluted loss per common share:
    As reported                                $     (0.12)   $     (0.05)   $     (0.04)
                                               ===========    ===========    ===========
    Pro-forma                                  $     (0.13)   $     (0.05)   $     (0.04)
                                               ===========    ===========    ===========


* These amounts include interest related to certain equity instruments subject to rescission (see Note 10).

Beneficial Conversion Feature

The convertible feature of a note payable (see Note 4) provides for a rate of conversion that is below market value. This feature is normally characterized as a beneficial conversion feature ("BCF"). Pursuant to Emerging Issues Task Force ("EITF") Issue No. 98-5 ("EITF 98-5"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the Company has estimated the fair value of such BCF to approximate $50,000 for the year ended June 30, 2003 and none for the period ended June 30, 2002.

Inventories

Inventories are stated at the lower of cost or estimated market, and consist entirely of finished goods. Cost is determined on a weighted average basis that approximates the first-in, first-out method. Market is estimated by comparison with recent purchases or net realizable value. The net realizable value is estimated based on management's forecast for sales of the Company's products or services in the ensuing years. The industry in which the Company operates is characterized by technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventory could be substantially less than the amount shown in the accompanying consolidated balance sheets.

Revenue Recognition

The Company records sales when goods are shipped to the customer or upon the completion of the service. Amounts received prior to the completion of the earnings process, such as maintenance contracts paid in advance, are included in deferred revenues in the accompanying consolidated balance sheets.

The Securities and Exchange Commission (the "SEC") has issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosures related to revenue recognition policies in financial statements filed with the SEC. Management believes that the Company's revenue recognition accounting policy conforms to SAB 104.

Indefinite-Life Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired. The Company has applied the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," in accounting for goodwill. SFAS No. 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized, but instead be tested at least annually for impairment when events or changes in circumstances indicate that the asset might be impaired. For indefinite-life intangible assets, impairment is tested by comparing the carrying value of the asset to the estimated fair value of the reporting unit to which they are assigned. The Company recorded an impairment charge approximating $2,543,000 to write-off all of the goodwill associated with the acquisition of Z Prompt described in Note 3.

Impairment of Long Lived-Assets

The Company periodically evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes (a) SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and (b) the accounting and reporting provisions of APB Opinion No. 30 ("Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions") for the disposal of a segment of a business as previously defined in that Opinion. SFAS No. 144 also amends Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation of a subsidiary when control is likely to be temporary.

SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations, including amortizable intangible assets when indicators of impairment are present. Indicators of impairment include an economic downturn or a change in the assessment of future operations. In the event a condition is identified that may indicate an impairment issue, an assessment is performed using a variety of methodologies, including analysis of undiscounted future cash flows, estimates of sales proceeds and independent appraisals. If such assets are impaired, the expense recognized is the amount by which the carrying amount of the asset exceeds the estimated fair value. Assets to be disposed of are reported at the lower of the carrying value or the estimated fair market value, less cost to sell.

During the quarter ended March 31, 2004, the Company's wholly-owned subsidiary Z prompt filed bankruptcy (see Note 12). In connection with the bankruptcy filing, the Company recorded an impairment charge approximating $2,543,000 to write-off all of the goodwill associated with the acquisition of this subsidiary (see Note
3).

Income Taxes

Deferred income taxes reflect the estimated tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. The Company records a valuation allowance for deferred income tax assets when, based on management's best estimate of taxable income (if any) in the foreseeable future, it is more likely than not that some portion of the deferred income tax assets may not be realized.

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense approximated $170,000, $310,000, and $90,000 for the years ended June 30, 2004 and 2003 and for the period from August 9, 2001 (Inception) through June 30, 2002, respectively.

Research and Development

Certain expenditures for research and development activities relating to product development and improvement are charged to expense as incurred. Such expenditures approximated $175,000 for the period August 9, 2001 (Inception) through June 30, 2002. There were no such expenditures for the years ended June 30, 2004 or 2003.

The Company defers certain costs related to the preliminary activities associated with the future manufacture of its product, which the Company has determined have future economic benefit. These costs are amortized over their expected useful life beginning (as applicable) when the product is available for general release to customers or when the Voting System has qualified under certain federal standards. Management periodically reviews and revises, when necessary, its estimate of the future benefit of these costs and expenses them if it deems that there is no longer any future benefit. At June 30, 2004 and 2003, capitalized development costs approximated $2,544,000 and $1,400,000, respectively, consisting primarily of software development costs.

Loss Per Common Share

Under SFAS No. 128, "Earnings per Share," basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per common share is computed similar to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and the additional common shares were dilutive (approximating xx,xxx,xxx, 31,700,000, and 28,200,000 shares at June 30, 2004, 2003 and 2002, respectively), based on the treasury stock method. Because the Company has incurred net losses, basic and diluted loss per common share are equal because additional potential common shares would be anti-dilutive.
                                                    PERIODS ENDED JUNE 30,
                                           2004          2003          2002
                                       -----------   -----------    ------------
Net loss, as reported                 $(15,379,253)  $(4,848,567)   $(2,406,580)
Interest related to equity
    instruments subject to
     rescission                           (322,000)     (158,000)       (12,137)
                                       -----------   -----------    ------------
Net loss available to common
     stockholders                     $(15,701,253)  $(5,006,567)   $(2,418,717)
                                       ===========   ===========    ============
Shares used to compute basic and
     diluted loss per common share:
   Weighted-average common shares      130,704,286   106,687,447     68,735,272
                                       ===========   ===========    ============
   Basic and diluted loss per
     common share                      $     (0.12)  $     (0.05)   $     (0.04)
                                       ===========   ===========    ============

Derivative Instruments and Hedging Activities

SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities" (as amended by SFAS Nos. 137, 138, 140, 141 and 145), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. The Company has no derivatives or hedging activities as of June 30, 2004 or June 30, 2003.

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," establishes the standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 has not materially impacted the Company's financial position or results of operations.

Segment Information

SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," changed the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the foreign countries in which it holds significant assets and its major customers. At June 30, 2004 and 2003, the Company operates in one segment, as disclosed in the accompanying consolidated statements of operations.

Variable Interest Entity

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or "VIEs"), and how to determine when and which business enterprise (if any) should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for the Company are as follows: (a) For interests in special-purpose entities: the first period ended after December 15, 2003; and
(b) For all other types of VIEs: the first period ended after March 15, 2004.

The Company is associated with WTI through common ownership; in addition, until April 2004 the Company was a major customer of WTI for software development services. (WTI derived approximately 75% and 98% of their revenue from services provided to the Company for the year ended June 30, 2003 and the seven months ended January 31, 2004, respectively.) Based on these and other factors, the Company determined that, as of January 1, 2004, (i) WTI is a VIE and (ii) the Company was its primary beneficiary. Therefore, effective January 1, 2004, the accounts of WTI were consolidated with those of the Company. For reasons explained in Note 5, the accounts of WTI were de-consolidated effective April 1, 2004.

Significant Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position ("FSP") FAS 150-03 ("FSP 150-3"), which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all mandatorily redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150's measurement guidance for other types of mandatorily redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial condition.

In December 2003, the FASB issued a revision of SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS. This pronouncement ("SFAS No. 132-R") expands employers' disclosures about pension plans and other post-retirement benefits, but does not change the measurement or recognition of such plans required by SFAS No. 87, No. 88, or No. 106. SFAS No. 132-R retains the existing disclosure requirements of SFAS No. 132, and requires certain additional disclosures about defined benefit post-retirement plans. Except as described in the following sentence, SFAS No. 132-R is effective for foreign plans for fiscal years ending after June 15, 2004; after the effective date, restatement for some of the new disclosures is required for earlier annual periods. Some of the interim-period disclosures mandated by SFAS No. 132-R (such as the components of net periodic benefit cost, and certain key assumptions) are effective for foreign plans for quarters beginning after December 15, 2003; other interim-period disclosures will not be required for the Company until the first quarter of 2005. Since the Company does not have any defined benefit post-retirement plans, the adoption of this pronouncement did not have any impact on the Company's results of operations or financial condition.

Other significant recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public
Accountants, and the SEC are discussed elsewhere in these notes to the consolidated financial statements. In the opinion of management, significant recent accounting pronouncements did not or will not have a material effect on the consolidated financial statements, other than FIN No. 46 as discussed above.

Stock Dividend

Effective July 18, 2002, the Company's Board of Directors approved a stock dividend that was accounted for as a four-for-one stock split. All references throughout these consolidated financial statements and notes to the number of shares, per share amounts, stock options, and market prices of the Company's common stock have been restated to reflect such stock dividend.

Equity Instruments Subject to Rescission

The Company accounts for common stock and other equity instruments that may be subject to rescission claims at estimated fair value (based on applicable measurement criteria) in accordance with the SEC's promulgated accounting rules and interpretive releases. Since equity instruments subject to rescission are redeemable at the holder's option or upon the occurrence of an uncertain event not solely within the Company's control, such equity instruments are outside the scope of SFAS No. 150 and its related interpretations. Under the SEC's interpretation of GAAP, reporting such claims outside of stockholders' equity (as "mezzanine equity") is required, regardless of how remote the redemption event may be.

Restatements and Reclassifications

As previously reported, the accompanying June 30, 2003 consolidated balance sheet has been restated to reflect equity instruments subject to rescission, and the financial statements described in Note 11 have been restated as explained therein. All financial information included in these notes to consolidated financial statements that relates to the quarters ended September 30, 2003 and December 31, 2003 reflects (a) the applicable adjustments described in the amended Form 10-Q's for such periods, and (b) the restatement of the balance sheets as of those dates to reflect equity instruments subject to rescission. In addition, all financial information included in these notes to consolidated financial statements for the first three quarters of fiscal 2003 has been adjusted as described in Note 9.

As of the effective date of SFAS No. 150 (see above), management reclassified the June 30, 2003 balance (approximately $114,000) of the put liability related to warrant issuances from "mezzanine equity" to the liability section of the Company's consolidated balance sheet.

Certain reclassifications have been made to the 2003 and 2002 financial statement presentation to conform to the current year's presentation.

NOTE 2  REVERSE ACQUISITION

On May 20, 2002, Western International Pizza Corporation ("WIPC"), a publicly traded company, entered into a Stock Exchange Agreement (the "Exchange Agreement") with AccuPoll, Inc ("AccuPoll") in a tax-free share exchange under
Section 368(a)(1)(B) of the Internal Revenue Code. Such transaction was accounted for as a reorganization. In May 2002, pursuant to a Certificate filed with the Nevada Secretary of State, WIPC effected a one for 2000 reverse split of all the outstanding shares of its common stock. Thereafter, in May 2002, WIPC effected a 1 for 5 reverse stock split of all the outstanding shares of its common stock. Pursuant to the Exchange Agreement, all of the outstanding common and preferred stock and outstanding warrants of AccuPoll were exchanged for shares of WIPC on a 1 for 1.532 basis. By virtue of the reorganization, the stockholders of AccuPoll acquired 75,500,000 restricted common shares of WIPC.

Management accounted for the reorganization as a capital stock transaction. Accordingly, the reorganization was reported as a recapitalization of the Company and AccuPoll is considered the acquirer for accounting purposes. Through its former stockholders, the Company is deemed the acquirer for accounting purposes because of (a) its majority ownership of WIPC, (b) its representation on WIPC's board of directors, and (c) the executive management positions held by former officers of AccuPoll.

In connection with the reverse acquisition, the Company issued 4.8 million shares of restricted common stock at $0.06 per share (estimated to be the fair value of the services rendered) to a broker. The related $300,000 was expensed during the period ended June 30, 2002.

NOTE 3  PURCHASE OF BUSINESS

On April 9, 2003, the Company entered into an agreement with Z prompt (a California corporation) to purchase all of the outstanding capital stock of Z prompt from its stockholders in exchange for 8 million shares of the Company's restricted common stock. The primary reason for this purchase was to acquire a nationwide network of qualified computer hardware technicians who could assist with the maintenance of the AccuPoll Ballot Buddy product - specifically its integrated printer.

Additionally, the Company was required to settle an outstanding promissory note of Z prompt in the principal amount of approximately $400,000 that was held by a former stockholder of Z prompt, in exchange for 533,000 shares of restricted common stock of the Company. The Company advanced Z Prompt approximately $144,000 in connection with the acquisition; such advances were initially recorded as deferred acquisition costs because of the contingency described in the following paragraph.

The agreement between AccuPoll and the Z prompt stockholders provided that the transaction could be rescinded by the former Z prompt shareholders if AccuPoll's electronic voting system was not certified by Wyle Labs by September 30, 2003. Such certification was obtained on October 31, 2003; accordingly, the Z prompt acquisition was recorded for accounting purposes in November 2003.

Based on an independent valuation, the estimated fair value of AccuPoll's common stock issued for the Z prompt acquisition approximated $1.8 million ($0.213 per common share). Among other factors, the valuation utilized information from then-recent issuances of the Company's common stock in equity-raising transactions.

The purchase price was allocated to the business acquired based on the estimated fair value of the assets acquired and liabilities assumed, as follows:

               Assets        $   183,329
               Goodwill        2,542,752
               Liabilities      (912,819)
                             -----------
                             $ 1,813,262
                             ===========

The results of operations of Z prompt are included in the accompanying consolidated financial statements from November 1, 2003. The following pro forma summary presents condensed consolidated results of operations as if Z prompt had been acquired as of the beginning of the years ended June 30, 2004 and 2003:

                              YEAR ENDED  JUNE 30
                        -----------------------------
                            2004           2003
                        -------------   -------------
Net loss                $(14,043,675)   $(5,7661,013)
                        =============   =============
Loss per common share   $      (0.11)   $      (0.05)
                        =============   =============

The above amounts are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma results of operations do not purport to necessarily be indicative of the results which would have been obtained had the business combination occurred as of the beginning of the aforementioned years, or which may be obtained in fiscal 2005 and thereafter.

See Notes 6 and 12 for additional information related to Z Prompt.

NOTE 4  CONVERTIBLE NOTE PAYABLE

We have a convertible debenture which at the discretion of the convertible debenture grantor may provide us loans of up to $1,250,000. The convertible debenture bears interest at an annual rate of 10% and originally matured on June 30, 2004, but has been extended to December 31m 2004. The debenture is convertible on 90 days written notice by Grantor at the lessor of (i) 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date or (ii) $0.625 per share. At June 30, 2004, we had borrowed $872,000 under such debenture. In connection with this Note, the Company granted a warrant to purchase 6,400,000shares of the Company's restricted common stock at an exercise price of $0.06 per share. The warrants vested upon grant and expire in July 2008. The Company recorded the relative fair value of the warrant and the beneficial conversion feature as a debt discount in the total amount of approximately $200,000. The discount associated with the warrants is amortized to interest expense over the term of the July Note. The discount associated with the beneficial conversion feature was insignificant, and was recorded as interest expense upon issuance.

In November 2003, the Company granted a warrant to purchase 6 million shares of the Company's restricted common stock at an exercise price of $0.06 per share in connection with a deferral of the maturity date of the above existing convertible instrument to December 2004 and an increase of the available borrowings to $1,250,000 from its original value of $600,000. The warrants vested upon grant and expire in October 2008. The Company recorded the relative fair value of the warrant, which approximated $40,000, as a debt discount which is being amortized to interest expense over the term of the convertible debenture.

See Notes 13 and 14 for other convertible notes payable.

NOTE 5  RELATED PARTY TRANSACTIONS

Related Party Payables

Related party payables approximated $1,487,000 and $875,000 at June 30, 2004 and 2003, respectively, which represent expenses incurred by the Company relating to the management services agreement entered into with WTI (see below). The amounts bear no interest and are due within thirty days of receipt.

Notes Payable to Related Parties

During the year ended June 30, 2003, the Company borrowed an aggregate of $165,000 for working capital purposes from a related party. The note calls for interest at 8% and is due on demand. Per the note agreement, the Company issued the creditor warrants (with an estimated value of $20,000) to purchase 40,000 shares of restricted common stock of the Company. At June 30, 2004, erthis note was paid in full.

Master Services Agreement

In April 2002, the Company entered into a Master Services Agreement (the "Services Agreement") whereby WTI provided substantially all non-production services related to the Company's Voting System. Under the Services Agreement, the Company was charged hourly rates for the services of WTI employees who worked on developing the computer software for the Company's Voting System. In addition, the Company paid WTI for all reimbursable expenses, as defined in the Services Agreement. The Company was not charged for the use of the office space or fixed assets of WTI; overhead-related charges were included in the basic hourly rates charged by WTI to the Company. All inventions, concepts, know-how, methodologies, processes, algorithms, techniques, compilations, software and other works of authorship of any nature created or developed by WTI during the life of the Services Agreement remain the exclusive property of AccuPoll.

WTI, which was incorporated in 1996, is in the business of software engineering in various computer languages with an emphasis on Linux/Apache, Sun Solaris, and Microsoft NT/Win2K platforms. WTI is owned and operated by Dennis Vadura and Frank Wiebe. Mr. Vadura is the Company' chief executive officer, a director, and a principal stockholder; Mr. Wiebe is the Company's president and treasurer, a director, and a principal stockholder (collectively the "controlling stockholders"). During the years ended June 30, 2004 and 2003, WTI invoiced approximately $1,450,000 and $1,300,000, respectively, to the Company under the terms of the Services Agreement, of which approximately $1,487,000 is due and payable at June 30, 2004.

The Services Agreement expired on March 31, 2004. Since that date, the Company has not used the services of WTI because the software for the Voting System is now substantially complete; any additional computer programming that may be necessary will be provided by Company employees (some of whom are former WTI employees). At this time, WTI is virtually a dormant entity with just two minor customers and only a few employees. Although the Company's June 30, 2004 payable to WTI is a substantial amount (see the preceding paragraph), there is no intent to pay this liability in the foreseeable future. Given its minimal operations at this time, management believes that WTI is no longer dependent for its continued existence upon additional subordinated financial support from the Company or its controlling stockholders. For these reasons, management has concluded that the Company is no longer the primary beneficiary of WTI and, therefore, has de-consolidated the accounts of WTI as of April 1, 2004.

NOTE 6  OTHER COMMITMENTS AND CONTINGENCIES

Consulting Agreements

In April 2002, the Company issued consultants 3,840,000 shares of common stock at $0.08 per share, valued at $313,344 (based on the market value on the date of grant), of which $286,000 was included in the consolidated balance sheet as prepaid consulting fees and $27,344 had been expensed during the period ended June 30, 2002. The related consulting services were to be provided through April 2004, and the Company was amortizing the prepaid consulting fees over the service period on a straight-line basis. In addition, the Company granted warrants to purchase 2 million shares of its restricted common stock at an exercise price of $0.06 per share, valued at $500,000 (based on the Black-Scholes pricing model) to such consultants as a non-refundable fee in exchange for general business consulting services, which the Company recorded in the accompanying consolidated statement of operations for the period ended June 30, 2002. During the year ended June 30, 2003, the Company determined it was no longer receiving benefit from the consultant and expensed the remaining $286,000 in the accompanying consolidated statement of operations for the year ended June 30, 2003.

Litigation

         Z prompt

In October 2003, a former officer and principal stockholder of Z prompt (the "plaintiff") filed a lawsuit against the Company and Z prompt (hereinafter collectively referred to as the "defendants") alleging breach of contract, conversion, and fraud relating to (a) the plaintiff's employment contract with Z prompt, (b) the merger agreement described in Note 3, and/or (c) a Z prompt promissory note (approximately $167,000 plus interest) payable to the plaintiff. The plaintiff is seeking minimum compensatory damages (including deferred salary and collection of the promissory note) of approximately $1.6 million, an unstated amount in excess of $1 million based on the fraud allegation, and punitive damages according to proof.

In December 2003, the defendants sued the plaintiff in a cross-compliant, alleging (among other things) breach of good faith/fair dealing covenant, breach of contract, fraud, misrepresentation, negligence, and breach of fiduciary duty. The cross-complainants are seeking (a) compensatory damages of approximately $1,960,000, (b) the rescission of all agreements between the plaintiff and the defendants (such as the aforementioned merger agreement), (c) the cancellation of all Company stock currently owned by the plaintiff, and (d) punitive damages in an unstated amount. This cross-complaint was amended in February 2004 to name two other former officers/stockholders of Z prompt as additional defendants.

In January of 2004, the plaintiff amended his complaint to name certain officers/stockholders of the Company as additional defendants, alleging fraud and interference with contract. This action seeks compensatory damages in excess of $2 million and punitive damages according to proof.

In June 2004, the bankruptcy court granted the plaintiff relief from the automatic stay provided by the Bankruptcy Code (see Note 12) regarding the litigation described above, and the matter is presently scheduled for trial in Orange County (California) Superior Court in January 2005. In the same action, Z prompt agreed to withdraw its motion in bankruptcy court seeking rejection of the executory contracts described above. Management intends to vigorously defend the October 2003 lawsuit described above (as amended), and does not believe that the plaintiff's recovery (if any) of uninsured damages will have a material adverse effect on the Company's consolidated financial statements.

         GENERAL

From time to time, the Company may be involved in various claims, lawsuits or disputes arising in the normal operations of its business. Other than the matter described in Note 10, the Company is not currently involved in any such matters which management believes could have a material adverse effect on the Company's financial position or results of operations. Exclusive Supply Agreement

In December 2001, the Company entered into an exclusive supply contract expiring in 2006 with a vendor to manufacture the Voting System product. Per the agreement, if the supplier is unable to produce and deliver on time the required quantity of product, the Company may obtain the Voting System product from another supplier.

Professional

The Company has entered into general consulting/lobbying agreements with various third parties to provide services related to the marketing and sale of the Company's product in certain cities; such agreements expire through April 2004. Pursuant to the agreements, the Company will pay commissions on sales within the various territories, as defined.

During the year ended June 30, 2003, the Company entered into a Location Incentives Agreement (the "LIA") with the Amarillo Economic Development Corporation ("AEDC") to establish the Company's customer service center and voting machine repair operations in Amarillo, Texas. According to the terms of the LIA, the AEDC paid the Company $250,000 upon execution of a lease for facilities in Amarillo. The funds advanced under the LIA are to be used solely for the operations in Amarillo. If the Company does not meet certain minimum employment requirements (as defined in the LIA), it will be required to repay all amounts advanced. The Company has recorded the advance in the accompanying consolidated balance sheets in accounts payable and accrued expenses. In connection with the LIA, the Company granted warrants to purchase 250,000 shares of its restricted common stock at an exercise price of $1.04 per share, valued at approximately $174,000 based on the Black-Scholes pricing model. The warrants vested on the grant date, and expire in November 2012.

NOTE 7  STOCKHOLDERS' EQUITY

Preferred Stock

In December 2003, the Company entered into an agreement to issue 8,471 shares of cumulative convertible Series A Preferred Stock ("Series A") and $1,200,000 of convertible notes payable (see Note 15) in exchange for 3,325,000 shares of free trading common stock of Material Technologies, Inc., a publicly traded company whose common stock is quoted on the Over-The-Counter Bulletin Board under the symbol "MTNA." In attempting to execute such transaction, the Company's intent was to gain access to capital markets through the potential sale of MTNA common stock.

The Company has not filed a certificate of designation with respect to any series of preferred stock. On May 7, 2004, management entered into an agreement whereby the Company exchanged the 3,325,000 shares of common stock of Material Technologies, Inc. for the 8,471 shares of Series A. Accordingly, as of May 7, 2004, no preferred stock was issued or outstanding. However, the Company remains liable on the $1.2 million convertible note payable.

The accounting adjustment for the transaction described in the preceding paragraph has been reflected in the accompanying June 30, 2004 consolidated financial statements of the Company. This adjustment of the Company's financial statements increased the previously reported net loss for the quarter ended December 31, 2003 by approximately $1.2 million ($0.01 per common share).

Common Stock

In August 2003, the Company issued 7,000,000 shares of restricted common stock as collateral for potential loan proceeds approximating $1,650,000 ("Secured Note"), less applicable commissions. The Secured Note accrues interest at 4.5%, will require quarterly interest-only payments through maturity, and matures two years from receipt of proceeds. As of the date of this filing, the Company has not received any proceeds or paid any related commissions.

During the quarter ended March 31, 2004, the Company issued 13,884,534 shares of restricted common stock in connection with the exercise of warrants for proceeds of approximately $2.3 million, net of commissions approximating $400,000.

During the quarter ended March 31, 2004, the Company also issued 1,724,167 shares of restricted common stock in connection with the conversion of a $500,000 note payable plus accrued interest approximating $17,000.

In May, 2004, the Company issued 1,960,000 shares of common stock to three different shareholders, as a result of a net exercise of warrants with an exercise price of $.0625 per share.

In June, 2004, the Company issued 3,105,262 shares of common stock to three different shareholders, as a result of a net exercise of warrants with an exercise price of $.0625 per share.

In June, 2004, the Company issued 2,156,250 shares of common stock as a result of convertible debt of $250,000 which was converted at $.1224 per share.

In July 2004, the Company issued 18,406,248 shares of common stock to seven different shareholders, as a result of a net exercise of warrants with a strike price of $.0625 per share. The Company relied upon Section 4(2) of the Securities Act as an exemption from registration.

Warrants

From time to time, the Company issues warrants pursuant to various consulting agreements

During the year ended June 30, 2003, the Company granted warrants to purchase 250,000 shares of the Company's restricted common stock at an exercise price of $0.91 per share valued at $206,000 (based on the Black-Scholes pricing model) to a consultant for services rendered, which has been expensed in the accompanying consolidated statement of operations for the year ended June 30, 2003. In connection with the issuance, the warrant holder may cause the Company to re-purchase any warrants not previously exercised by the warrant holder on or after June 2006 for $0.46 per share. Accordingly, a related liability of $113,750 was recorded in the accompanying June 30, 2003 consolidated balance sheet, representing the Company's re-purchase liability.

During the quarter ended March 31, 2004, the Company granted warrants to purchase 375,000 shares of the Company's restricted common stock with exercise prices ranging from $0.18 to 1.54 per share, valued at approximately $953,000 (based on the Black-Scholes pricing model), to various consultants for services to be rendered through February 2005. The Company is amortizing such expense over the term of the related services. As of June 30, 2004, the Company had amortized approximately $xxx,000 to consulting expense.

During the quarter ended March 31, 2004, the Company granted warrants to purchase 11,346,180 shares of the Company's restricted common stock with exercise prices ranging from $0.12 to $1.00 per share. These warrants vested upon grant, and are exercisable through March 2009. Such warrants were issued in connection with equity fund-raising activities and, accordingly, no related expense was reported in the accompanying consolidated financial statements.

Update for fourth qtr. fiscal 2004 activity.

A summary of changes in warrants during each period is presented below:

[Update/change numbers and dates]

                                                      Weighted Average
                                          Warrants     Exercise Price
                                        -----------   ----------------
Balance, August 9, 2001 (Inception)              --        $  --
Warrants granted                         34,512,804         0.08
Warrants exercised                       (9,901,316)       (0.11)

                                                                         0.29
Warrants granted                              15,340,813

Warrants exercised                            (4,393,886)               (0.11)

Warrants cancelled                            (3,972,000)               (0.25)
                                         ----------------    -----------------

Balance, June 30, 2003                        31,586,415               $ 0.15
                                         ================    =================


Warrants granted                              52,681,292                 0.48

Warrants exercised                           (21,067,794)               (0.22)

Warrants cancelled                                     -                    -
                                         ----------------    -----------------

Balance, June 30, 2004                        63,199,913               $ 0.40
                                         ================    =================

Warrants exercisable at June 30, 2004         63,199,913               $ 0.40
                                         ================    =================



Per share values at grant date of         Weighted Average    Weighted Average
warrants issued during fiscal 2004:        Fair Value          Exercise Price
                                         ----------------    -----------------


Less than fair market value                       $ 0.72               $ 1.55
                                         ================    =================

Equal to fair market value                        $ 0.87               $ 1.54
                                         ================    =================


Greater than fair market value                    $ 1.39               $ 0.25
                                         ================    =================
The following table summarizes information related to warrants outstanding at June 30, 2004:



                                         Warrants Outstanding                                    Warrants Exercisable
                     ------------------------------------------------------------------  -------------------------------------

                                             Weighted Average          Weighted Average                       Weighted Average
   Exercise Price          Number       Remaining Contractual Life      Exercise Price        Number           Exercise Price
--------------------------------------  --------------------------  -------------------  ------------------  -----------------


    $0.01 - $0.08          33,145,366                4.66            $         0.06           33,145,366      $       0.06

    $0.12 - $0.25           8,828,992                7.59                      0.17            8,828,992              0.17

    $0.26 - $0.50           4,239,428                5.14                      0.36            4,239,428              0.36

    $0.75 - $0.90           7,313,157                0.25                      0.76            7,313,157              0.76

    $1.00 - $1.40           9,672,970                4.63                      1.52            9,672,970              1.52
                     -----------------  --------------------------  -------------------  ----------------    -----------------

                           63,199,913                4.68            $         0.40           63,199,913      $       0.40



The following outlines the significant assumptions used to calculate the estimated fair value information presented utilizing the Black-Scholes pricing model:

                                  Year Ended       Year Ended       Period Ended
                                 June 30, 2004    June 30, 2003    June 30, 2002
                               ----------------  ---------------  --------------

Discount rate                        2.00%            3.50%            3.50%

Volatility                         72% - 112%      105% - 170%        0% - 51%

Expected life in years                 3                3                1

Expected dividend yield               --               --               --
                               ----------------  ---------------  --------------


Stock Options

From time to time, the Company issues non-plan stock options pursuant to various agreements and other compensatory arrangements to employees and third parties.

A summary of changes in stock options during each year is presented below:

                                                             Weighted average
                                           Stock Options      Exercise Price
                                          -----------------  ----------------


Balance, August 9, 2001 (Inception)                      -     $          -
Options granted                                  6,780,000              0.31
Options exercised                                        -                -
Options cancelled                                        -                -
                                          -----------------  ----------------

Balance, June 30, 2002                           6,780,000              0.31
Options granted                                  5,670,000              0.94
Options exercised                                        -                 -
Options cancelled                                        -                 -
                                          -----------------  ----------------

Balance, June 30, 2003                          12,450,000     $        0.60
Options granted                                    600,000              1.54
Options exercised                                 (550,000)             0.51
Options cancelled                                        -                 -

Balance, June 30, 2004                          12,500,000     $        0.65
                                          =================  ================

Options exercisable at June 30, 2004             9,117,500     $        0.64
                                          =================  ================

Per share values at grant date of      Weighted Average  Weighted Average
optionsissued during fiscal 2004:         Fair Value      Exercise Price
                                       ----------------  ----------------


   Less than fair market value                      N/A               N/A
                                       ================  ================

   Equal to fair market value          $          0.74            $ 1.54
                                       ================  ================

   Greater than fair market value                   N/A               N/A
                                       ================  ================



The following table summarizes information related to options at June 30, 2004:



                                         Options Outstanding                         Options Exercisable
                         ------------------------------------------------------------------------------------
                                        Weighted Average
                                      Remaining Contractual  Weighghted Average             Weighted Averagge
        Exercise Price      Number            Life             Exercise Price     Number      Exercise Price
------------------------------------  ---------------------  ------------------  ---------  -----------------


             $0.31         6,480,000             7.92        $        0.31       4,500,000    $    0.45

             $0.91         5,160,000             8.97                 0.91       3,982,500         1.21

             $1.50           260,000             1.61                 1.50         260,000         1.50

             $1.54           600,000             8.44                 1.54         375,000         0.24

                         -----------  ---------------------  ------------------  ---------  -----------------

Total                     12,500,000             8.25        $        0.68       9,117,500    $    0.64
                         -----------  ---------------------  ------------------  ---------  -----------------




The following outlines the significant assumptions used to calculate the estimated fair value information presented utilizing the Black-Scholes pricing model:

                                Year Ended     Year Ended     Period Ended
                              June 30, 2004  June 30, 2003     June 30, 2002
                              -------------  -------------  ----------------

Discount rate                       2%              3.50%           3.50%

Volatility                         72%               170%          0% - 51%

Expected life in years              3                 3               3

Expected dividend yield               --              --             --
                              -------------  -------------  ----------------

NOTE 8  INCOME TAX PROVISION

Income tax expense, all current, for the years ended June 30, 2004 and 2003 and the period from August 9, 2001 (Inception) through June 30, 2002 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to the loss before income taxes as a result of the following:


                                                      2004         2003          2002
                                                  -----------   -----------   -----------

Computed "expected" tax benefit                   $(4,756,000)  $(1,649,000)  $  (801,000)
Adjustment in income taxes resulting from:

    Change in valuation allowance                   4,579,400     1,059,000       509,000
    Options and warrants issued for services               -        832,000       410,400
    Other                                                  -            800         2,400
    State and local income taxes, net of federal     (685,000)     (242,000)     (120,000)
    Goodwill Impairment                               864,000            -             -
                                                  -----------   -----------   -----------
                                                  $     2,400   $       800   $       800
                                                  ===========   ===========   ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2004, 2003 and 2002 are presented below:


Deferred tax assets:                                 2004          2003           2002
                                                  -----------   -----------   -----------
Net Operating Losses                                4,314,000       215,000       121,000
Equity Compensation                                 1,784,000     1,784,000       456,000
Start-up Costs                                      1,142,000     1,142,000       309,000
Loss on Investments                                   480,000           -             -
Capitalized research and development                   70,000        70,000        70,000
Other                                                   1,000           -              -
                                                  -----------   -----------   -----------

Deferred tax asset                                  7,791,000     3,211,000       956,000
Less: Valuation Allowance                          (7,791,000)   (3,211,000)     (956,000)
                                                  -----------   -----------   -----------
Net deferred tax asset                                     -             -             -
                                                  ===========   ===========   ===========


As of June 30, 2004, the Company had tax net operating loss carryforwards ("NOLs") of approximately $10,800,000 available to offset future taxable income for both Federal and State purposes. The Federal and State carryforwards expire in varying amounts through 2024. Effective September 11, 2002, pursuant to California revenue and tax code section 24416.3, no net operating loss deduction will be allowed for any taxable year beginning on or after January 1, 2002, and before January 1, 2004. For any suspended losses, the carryover period is extended by one year for losses incurred in tax years beginning on or after January 1, 2002, and before January 1, 2003; and by two years for losses incurred in taxable years beginning before January 1, 2002.

Due to the change in ownership provisions of the Internal Revenue Code Section 382, net operating loss carryforwards for Federal and State income tax reporting purposes are subject to annual limitations. Should an additional change in ownership occur, net operating loss carryforwards may be limited as to their use in future years.

In 2004, 2003 and 2002, the Company concluded that a full valuation allowance against its net deferred tax assets was appropriate. SFAS 109 requires that a valuation allowance must be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. In making such determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. The accounting guidance further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the Company's recent cumulative losses, the Company concluded that a full valuation allowance should be recorded in 2004, 2003 and 2002.

NOTE 9  SIGNIFICANT FISCAL 2003 FOURTH QUARTER ADJUSTMENTS

In June 2003, the Company recorded an adjustment to capitalize software development costs of approximately $436,000 that were previously expensed in earlier fiscal 2003 quarters relating to WTI. The allocation of such costs incurred from a related party (see Note 5) was adjusted in the fourth quarter of fiscal 2003. The effect of this adjustment on the first three quarters of fiscal 2003 is summarized below:

                                                 QUARTER  ENDED
                                   -----------------------------------------
                                     9/30/02        12/31/02        3/31/03
                                   -----------    -----------    -----------
Net loss, as previously reported   $  (738,639)   $(1,683,613)   $(1,115,187)
Adjustment described above             162,315        157,725        115,775
                                   -----------    -----------    -----------
Net loss, as restated              $  (576,324)   $(1,528,888)   $  (999,412)
                                   ===========    ===========    ===========

Such adjustment had no effect on the basic/diluted (rounded) loss per common share for any of the first three quarters of fiscal 2003.

NOTE 10  EQUITY INSTRUMENTS SUBJECT TO RESCISSION

The Company may be subject to possible claims for rescission with respect to the sale or other issuances of certain common stock, options and warrants. The accompanying consolidated balance sheets reflect an adjustment for the matter described below.

Approximately  26,750,000 million shares of the Company's common stock,  options and warrants that were issued or granted in the United States without registration or qualification under federal or state securities laws during the two-year period ended June 30, 2004 may be subject to rescission. The fair value of these securities was estimated based on a combination of (a) the selling price of the common stock on the dates sold, (b) the price per the agreement for stock issued in conversion of debt, (c) the fair value of the stock options and warrants on their grant dates, and (d) an independent valuation. The fair value of these options and warrants was estimated using the Black-Scholes option-pricing model. Based on these measurement criteria, the Company's potential liability directly associated with the aforementioned securities transactions is estimated to approximate $6.2 million (including interest) at June 30, 2004 plus legal fees and any fines or penalties that might be assessed by regulatory agencies.

The potential liability discussed above does not include options to purchase a total of 3.6 million shares of common stock issued to the Company's president and to its chief executive officer because these two individuals are also principal stockholders of the Company; acting together, they have the ability to control the Company. The estimated fair value of the options described in this paragraph (excluding interest) approximated $1,360,000 at June 30, 2004.

Management is unable to determine at this time whether any claim for rescission may be filed against the Company; however, there can be no assurance that such claims will not be asserted.

In addition, regulatory agencies could launch a formal investigation and/or institute an enforcement proceeding against the Company.

The ultimate outcome of the matters discussed above is not presently determinable. Accordingly, management is unable to estimate the liability, if any, that the Company may incur as a result of such contingencies. Regardless of how remote a rescission event may be, GAAP as interpreted by the SEC requires that equity securities subject to rescission be reported outside of the stockholders' equity section of the balance sheet until the applicable statutes of limitations have expired. Thus, the Company has reported approximately $6.2 million as "mezzanine equity" in the accompanying June 30, 2004 consolidated balance sheet.

Approximately 8.5 million shares of the Company's common stock issued in connection with the acquisition of Z prompt, with an issuance-date estimated fair value of approximately $1.8 million, have been excluded from the June 30, 2003 mezzanine equity amount, as the acquisition was not recorded until November 2003 for reasons described in Note 3.

NOTE 11  RESTATEMENT OF STATEMENTS OF OPERATIONS

Subsequent to the original issuance of the Company's June 30, 2003 financial statements, it was determined that consulting services, for which the Company had granted a warrant to purchase 1 million shares of common stock with an estimated fair value of $655,000, had not been and will not be performed. Therefore, the accompanying consolidated statements of operations for the year ended June 30, 2003 and for the period from Inception through June 30, 2003 have been restated. The effect of such restatement was to reduce the previously reported net loss by $655,000 with no effect on (rounded) loss per common share.

12.  BANKRUPTCY FILING OF WHOLLY-OWNED SUBSIDIARY Z PROMPT

On March 23, 2004 (the "Petition Date"), Z prompt (or the "Debtor") filed a voluntary petition for relief (the "Chapter 11 Case") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"). Since the Petition Date, Z prompt has conducted its business activities as a debtor-in-possession under the Bankruptcy Code.

As a result of the Chapter 11 Case, the realization of Z prompt's assets and the liquidation of its liabilities are subject to uncertainty. In the Chapter 11 Case, a substantial portion of the Debtor's liabilities as of the Petition Date is subject to compromise or other treatment under a confirmed plan of reorganization. Generally, actions to enforce or otherwise effect repayment of all pre-Chapter 11 liabilities (as well as any pending litigation, absent a stipulation to the contrary - see the "Z prompt litigation" section of Note 6) against the Debtor are stayed while Z prompt operates as a debtor-in-possession during bankruptcy proceedings. Schedules have been filed by the Debtor with the Bankruptcy Court setting forth the liabilities (approximately $1 million) and assets of Z prompt as of the Petition Date based on its unaudited accounting records. Any differences between amounts reflected in such schedules and claims filed by creditors will be investigated, and will either be amicably resolved or adjudicated by the Bankruptcy Court. The ultimate amount and settlement terms of such liabilities are not presently determinable.

Financial accounting and reporting during a Chapter 11 case are governed by Statement of Position No. 90-7, FINANCIAL REPORTING BY ENTITIES IN
REORGANIZATION UNDER THE BANKRUPTCY CODE ("SOP No. 90-7"). For financial reporting purposes, Z prompt's pre-petition liabilities and obligations, which may be subject to settlement or otherwise dependent on the outcome of the Chapter 11 case, have been segregated and classified as "liabilities subject to compromise" in the accompanying June 30, 2004 consolidated balance sheet (see
Note 17). Z prompt did not have any significant reorganization (income or expense) items during the year ended June 30, 2004. Certain additional disclosures including (a) claims not subject to reasonable estimation of the amount to be allowed and (b) any significant difference between reported interest expense and stated contractual interest will be provided (as required by SOP No. 90-7) when such amounts are determinable and/or when the related transactions occur.

Management continues to conduct the business activities of Z prompt under the supervision of the Bankruptcy Court and, among other things, the Debtor is granted a 120-day exclusive right to propose a plan of reorganization which must be approved by the creditors and confirmed by the Bankruptcy Court. In accordance with the Bankruptcy Code, an automatic stay provides that creditors of Z prompt and other parties in interest are prevented from seeking repayment of pre-petition debts. Additionally, unless otherwise approved by the Bankruptcy Court, the Debtor must refrain from paying any pre-petition indebtedness.

On April 20, 2004, the Bankruptcy Court approved a debtor-in-possession financing arrangement whereby Z prompt is permitted to obtain credit from AeroFund Financial, Inc. of no more than $500,000 through the sale and/or factoring of its post-petition accounts receivable; this credit facility is collateralized by a security interest in such accounts receivable.

Although legal fees and other administrative expenses to complete Z Prompt's bankruptcy proceedings may be significant, they are not susceptible of reasonable estimation at this time. Z prompt could decide to reject some or all of its lease obligations in the Chapter 11 Case. This action may result in lease rejection claims pursuant to the Bankruptcy Code; any such claims would be adjudicated by the Bankruptcy Court.

An important element in successfully reorganizing the Debtor will be the ability to restructure certain liabilities in order to reduce indebtedness and provide funding for operations. As part of the process of attempting to reorganize, Z prompt intends to pursue various financing alternatives that may be available, although there can be no assurance that the Debtor will be able to successfully implement any such alternatives. Though Z prompt intends to make efforts to increase its revenues to improve operations, it is possible that losses will continue for the foreseeable future and that the Debtor will require additional funding and financial support from a third party and/or its parent company. There can be no assurance that any such additional financing will be available on acceptable terms, that such funds (if available) would enable Z prompt to continue operating, or that the Debtor will be successful in increasing its revenues. In addition, there is no assurance that the creditors and the Bankruptcy Court will approve a reorganization plan that will allow Z prompt to survive.

The Company's March 23, 2004 receivable from Z prompt (which has been eliminated in consolidation, and therefore is not included in the Note 18 disclosure) of approximately $275,000 is subject to compromise in the bankruptcy proceedings.

Condensed financial information of Z prompt as of June 30, 2004 and for the period from November 1, 2003 (when the acquisition was recorded for accounting purposes) to June 30, 2004 is presented below.



                        Z PROMPT INC.
                  BALANCE SHEETS (Unaudited)
                       June 30, 2004
--------------------------------------------------------------------------------

                                                               9 MONTHS
                                                                 ENDED
                                                                 2004
                                                             ------------
                                  ASSETS

CURRENT ASSETS
      Cash                                                   $     34,010
      Accounts receivable, net                                    254,895
      Inventories                                                  20,667

      Prepaid expenses                                             (1,242)
                                                             ------------
                                                                  309,572

OTHER, net                                                          2,512
                                                             ------------

      TOTAL ASSETS                                           $    312,084
                                                             ============
             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable and accrued expenses                  $    135,355
      Loan from parent company                                    620,395
      Deferred revenues                                            74,628
      Loan from Bank of America                                   225,000
      Loans from previous officers                                171,657
      Liabilities subject to compromise                           502,266

                                                             ------------
      TOTAL LIABILITIES                                         1,729,301
                                                             ------------

STOCKHOLDERS' DEFICIT                                          (1,417,217)
                                                             ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $    312,084
                                                             ============

                             Z PROMPT INC.
                     STATEMENTS OF OPERATIONS (Unaudited)




                                     EIGHT MONTHS ENDED
                                       JUNE 30, 2004
                                       -------------

NET SALES                              $   1,508,656

COST OF SALES                              1,185,797
                                       -------------

GROSS PROFIT                                 322,859

EXPENSES
      General and administrative             585,761
      Salaries and related                   279,293
      Interest                               128,710
      Loss on disposal of assets              16,648
      Provision for Income Taxes                 250
                                       -------------
                                           1,010,662
                                       -------------

NET LOSS                               $   (687,803)
                                       =============

NOTE 13  SUBORDINATED CONVERTIBLE DEBT

In July 2003, the Company borrowed $500,000 under a subordinated convertible note payable, (the "Subordinated Convertible Note"), which bears interest at 7% per annum. All borrowings were due six months from the receipt of proceeds, with semi-annual interest payments on the outstanding balance. In December 2003, the Subordinated Convertible Note was converted into 1,666,667 shares of the Company's restricted common stock at $0.30 per share.

A BCF approximating $500,000 was recorded during the quarter ended September 30, 2003. Such discount was amortized to interest expense during the three months ended September 30, 2003 as the subordinated convertible note was convertible upon issuance. The outstanding balance of the Subordinated Convertible Note at June 30, 2004 was $0. Since the Subordinated Convertible Note was immediately convertible, the entire BCF was charged to interest expense in the Company's restated financial statements for the quarter ended September 30, 2003.

NOTE 14  CONVERTIBLE NOTES PAYABLE

In November 2003, we secured a $5 million dollar revolving credit facility, in the form of two seven-month convertible notes. The notes bear interest at an annual rate of 10% and originally matured on June 30, 2004, but have been extended to December 31, 2004. The notes are convertible on 90 days written notice by the holders at the lesser of (i) 50% of the average three lowest closing prices for our common for the twenty days immediately preceding the conversion date or (ii) $.0625 per share. At June 30, 2004, we had borrowed
$2,180,000 under such notes. INcluded in this balance the Company borrowed $1,200,000 in connection with a proposed transaction with Material Technologies, Inc. (see Note 7). The Company subsequently un-wound the Material Technologies Inc. transaction and expensed the $1,200,000 as a loss on the acquisition of the Material Technologies Inc. shares. The $1,200,000 still remains as a convertible debt as part of the $2,180,000 owed under such notes.

         THE JANUARY 2004 NOTE

In January 2004, the Company borrowed $250,000 under a convertible note payable (the "January Note"), which bears interest at 7% per annum. All borrowings, including interest, were due in July 2004. The January Note was convertible into restricted common stock of the Company at a rate of $0.12 per share, at any time at the option of the note holder. In June 2004, the January Note was converted into 2,083,333 shares of the Company's common stock.

A beneficial conversion feature approximating $250,000 was recorded during the quarter ended March 31, 2004, and was expensed upon issuance of the January Note based on the immediate conversion feature.

NOTE 15  LINE OF CREDIT

Z prompt had a revolving line of credit agreement (the "Line") with a financial institution, which bore interest at 5% per annum. A shareholder of the Company, who is a former majority shareholder of Z prompt, has guaranteed the Line. At June 30, 2004, the outstanding borrowings under this credit facility totaled $225,000, which is included in "liabilities subject to compromise" in the accompanying June 30, 2004 consolidated balance sheet.

NOTE 16  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly financial data for each of the quarters in the two-year period ended June 30, 2004 are presented below.


                               FOR THE QUARTER ENDED

                  9/30/03         12/31/03        3/31/04       6/30/04
                  -------         --------        -------       -------
Net sales        $     --        $ 361,232      $ 620,140     $ 527,284
Gross profit           --          276,263         46,902          (306)
Net loss       (1,612,690)      (3,626,899)    (4,299,770)   (5,840,094)

                               FOR THE QUARTER ENDED

                  9/30/02         12/31/02       3/31/03       6/30/03
                  -------         --------       -------       -------
Net sales       $      --       $       --      $     --      $     --
Gross profit           --               --            --            --
Net loss         (576,324)      (1,525,888)     (999,412)   (1,746,943)

See Note 9 for additional information.


NOTE 17  LIABILITIES SUBJECT TO COMPROMISE

The March 23, 2004 balances of Z prompt's liabilities that became subject to compromise on that date (excluding its liability to the parent company) are approximately as follows:

         Accounts  payable and accrued expenses    $ 340,544
         Secured line of credit payable (Note 15)    225,000
         Note payable to related party               167,000
                                                   ---------
                  Total                            $ 732,544
                                                   =========

NOTE 18  SUBSEQUENT EVENT (Unaudited)

On September 13, 2004, the Company completed a private placement transaction (the "private transaction") with eleven accredited investors pursuant to which the Company sold a total of 3,666,668 common shares and 1,833,338 each of Series A warrants, Series B warrants, and Series C warrants (collectively the "investor warrants"). Net proceeds from the private transaction approximated $1,518,000. Upon request of the holders of more than 50% of the issued shares (including the exercised investor warrants) at any time between mid-December 2004 and September 13, 2006, the Company is obligated to file a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), to register the common stock sold and the stock underlying both types of warrants issued in the private transaction. The terms of the investor warrants are as follows:

     SERIES A:  expire 150 days after the  registration  statement  is  declared
     effective  by  the  SEC  ("effectiveness"),   with  an  exercise  price  of
     $0.55/share;

     SERIES B: expire four years after effectiveness, with an exercise price of $0.89/share; and

     SERIES C: expire three years after effectiveness, with an exercise price of $2.00/share.

During the period from thirty trading days after effectiveness to thirty trading days before the expiration of the investor warrants, such warrants are callable if the closing price of the Company's common stock reaches certain minimum levels for a defined time period. The investor warrants are price-protected against the issuance of any equity instruments (including securities exercisable or convertible into common stock) at less than $0.45 per common share.

In addition to the cash fee paid to the placement agent for the initial phase of the private transaction, the Company (a) issued warrants to the placement agent to purchase 458,333 shares of common stock exercisable for five years at an exercise price of $0.54 per share, (b) agreed to pay the placement agent 8% of the cash proceeds from the exercise of any investor warrants, and (c) will issue five-year non-callable placement agent warrants when investor warrants are exercised in multiples of eight. The placement agent warrants have exercise prices that range from $0.66 to $2.40 per common share. Management has determined that the private transaction is exempt from the registration requirements under Rule 506 of Regulation D of the Securities Act.