Form 10-K/A
period 2004-06-30
ACCUPOLL HOLDING CORP
filed 2004-10-06
CIK 764794

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]



         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

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

         Documents incorporated by reference:

         Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2004 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K/A.

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

                                    PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES...............18
Item 6.     SELECTED FINANCIAL DATA.........................................19
Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.......................................20
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......26
Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................27
Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE........................................27
Item 9A.    CONTROLS AND PROCEDURES.........................................27
Item 9B.    OTHER INFORMATION...............................................27

                                    PART III

Item 10.    DIRECTORS AND OFFICERS OF THE REGISTRANT........................27
Item 11.    EXECUTIVE COMPENSATION..........................................27
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT......................................................27
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................27
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................27

                                     PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES......................28

SIGNATURES  ................................................................30

                                     PART I

NOTE REGARDING FORWARD LOOKING INFORMATION

         Various statements in this Form 10-K/A and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made by or with the approval of authorized personnel constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as "anticipate," "could," "currently envision," "estimate," "expect," "intend," "may," "project," "seeks," "we believe," "will," and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by those forward-looking statements. Some of the factors that could affect our financial performance or cause actual results to differ from our estimates in, or underlying, such forward-looking statements are set forth under the heading of "Risk Factors."

         These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of the facts described in "Risk Factors." We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained in this Form 10-K/A will, in fact, transpire.

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

RISKS RELATING TO OUR SECURITIES

SOME HOLDERS OF OUR SECURITIES MAY HAVE THE RIGHT TO RESCIND THEIR PURCHASES.



         We have offered and sold a substantial number of shares of common stock and warrants and options to purchase common stock without registration under the Securities Act of 1933, as amended, or qualification under state securities laws. If any offer or sale were not exempt from, or otherwise not subject to, federal and state registration and qualification requirements, the purchaser would have a number of remedies, including the right to rescind the purchase. The Securities Act of 1933, as amended, requires that any claim for rescission be brought within one year of the violation. We have sold approximately 11,878,000 shares of common stock and warrants and options to purchase shares of common stock in the United States within one year of June 30, 2004. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the date of the violation. We have sold approximately 14,170,000 shares of common stock and warrants and options to purchase shares of common stock in the United States within two years of June 30, 2004. Further, we cannot assure you that courts will not apply equitable or other doctrines to extend the period within which purchasers may bring their claims. The number of warrants and options described above does not include warrants and options to purchase a total of 3,600,000 shares of common stock issued within two years of June 30, 2004 to our chief executive officer, Dennis Vadura and our president, Frank Wiebe or a warrant to purchase 12,400,000 shares of common stock for which the holder has agreed in writing that it will not assert any right to rescission that it may have. However, we cannot assure you that this agreement is enforceable.



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

                                                             Fiscal 2004
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

------------------------------------------------------------------------------------------------------------------------------------

                                                                                    (Restated)
                                                                   Year Ended      Year Ended      Period Ended
                                                                 June 30, 2004    June 30, 2003    June 30, 2002
                                                                 -------------    -------------    ------------

NET SALES                                                        $   1,508,656    $          --    $         --

COST OF SALES                                                        1,185,797               --              --
                                                                 -------------    -------------    ------------

GROSS PROFIT                                                           322,859               --              --

EXPENSES
        General and administrative                                   6,770,137        3,104,192         904,083
        Professional fees                                              654,276        1,714,475       1,198,622
        Interest                                                     4,534,947           29,900         303,875
        Loss on disposal of investment                               1,200,000               --              --
        Impairment of goodwill                                       2,542,752               --              --
                                                                 -------------    -------------    ------------
                                                                    15,702,112        4,848,567       2,406,580
                                                                 -------------    -------------    ------------

NET LOSS                                                         $ (15,379,253)   $  (4,848,567)   $ (2,406,580)
                                                                 =============    =============    ============

BASIC AND DILUTED LOSS
    PER COMMON SHARE                                             $       (0.12)   $       (0.05)   $      (0.04)
                                                                 =============    =============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                             130,782,481      106,687,447      68,735,272
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



         For the fiscal years ended June 30, 2004, 2003 and 2002, we incurred losses of $15,379,253, $4,848,567 and $2,406,580, respectively. As of June 30,
2004 we had an accumulated deficit of $22,634,400.

SUBSEQUENT EVENT

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

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED JUNE 30, 2004 TO YEAR ENDED JUNE 30, 2003



         REVENUES: For the year ended June 30, 2004 we had revenues of approximately $1.5 million. For the year ended June 30, 2003 we had no revenue. The increase was caused by our acquisition of Z prompt which was recorded for accounting purposes in November 2003.

         GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $3,160,257 for the year ended June 30, 2004 as compared to $3,104,192 for the year ended June 30, 2003. The increase in general and administrative expenses is the result of addtional staff.

         PROFESSIONAL FEES: Professional fees were $4,264,156 for the year ended June 30, 2004 as compared to $1,714,475 for the year ended June 30, 2003. The increase in professional fees is due to costs of services to develop the Ballot Buddy product and non-cash expenses related to the issuance of warrants to consultants.

         INTEREST  EXPENSE:  Interest  expense was $4,534,947 for the year ended
June 30, 2004 as compared to $29,900 for the year ended June 30, 2003. The increase in interest expense is due to non-cash beneficial conversion charges for equity instruments tied to fun raising.

         NET LOSS: For the year ended June 30, 2004, we incurred a net loss of $15,379,253 and a loss per common share of $0.12. This compares to a net loss of $4,848,567 and a loss per common share of $0.05 for the year ended June 30, 2003. The increased loss is due to increased professional fees and interest expense plus the impairment of goodwill totalling $2,542,752 and a loss on the disposal of an investment totalling $1,200,000, as well as the additional expenses of our newly acquired subsidiary.

COMPARISON OF YEAR ENDED JUNE 30, 2003 TO PERIOD ENDED JUNE 30, 2002

         REVENUES: For the years ended June 30, 2003 and 2002 we had no revenues.

         GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased by approximately 243% to $3,104,192 for the year ended June 30, 2003 from $904,083 for the period ended June 30, 2002. The increase in general and administrative expenses is the result of addtional staff, and non-cash expenses related to the issuance of options and warrants to employees and consultants that are in the money.



         PROFESSIONAL FEES: Professional fees were $1,714,475 for the year ended June 30, 2003 as compared to $1,198,622 for the year ended June 30, 2002. The increase in professional fees by approximately 43% was due to increases in development fees of ballot buddy product and increased legal and accounting expenses.

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



         As of June 30, 2004 we had cash of approximately $114,000 and a working capital deficiency of approximately $6.8 million. Our accumulated deficit as of June 30, 2004 was approximately $22.6 million.



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



         On December 19, 2002 we issued a $165,000 note to an individual investor. The note bears interest at an annual rate of 8% and is payable upon demand. At June 30, 2004, the principal and accrued but unpaid interest under such debenture equaled $15,000.



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

GOING CONCERN


         Our independent registered public accounting firm has stated in its audit report included in this Form 10-K/A, that we have incurred losses from operations since inception, have negative working capital of approximately $6.8 million at June 30, 2004, and lack operational history. These conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As stated above, the Company has incurred losses through June 30, 2004, has negative working capital at that date and has a lack of operational history which, among other factors, raise substantial doubt about its ability to continue as a going concern. The Company intends to fund operations through sales of the Voting System, but there is no commitment by any entities for the purchase of any of the proposed products. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital requirements through debt and/or equity financing arrangements. Management believes that such arrangements, combined with the net proceeds from the transaction described above in the "Subsequent Event" section of this Item 7, will be sufficient to fund the Company's capital expenditures, working capital needs and other cash requirements for the year ending June 30, 2005. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

         These circumstances, combined with the potential liability associated with certain equity instruments subject to rescission (see "Critical Accounting Policies" below for additional information), raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INFLATION

         Our management believes that inflation has not had a material effect on our results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

CONTRACTUAL OBLIGATIONS

         As of June 30, 2004, we had the following contractual obligations:


         Contractual Obligations                                                  Payments due by period
         -----------------------                              ------------------------------------------------------------

                                                                            Less then                            More than
                                                                Total        1 year     1-3 years    3-5 years   5 years
                                                             -----------   ----------   ----------   ---------   ---------

Operating Lease Obligations
    Greenberg Farrow Architecture
       - Tustin office                                       $   132,000                $ 132,000
    Olen Lease - Irvine facility                             $    39,911   $   39,911

    Amarillo Grant - Texas facility                          $   250,000   $  250,000

Long-Term Debt
    Bank of America line of Credit                           $   225,000   $  225,000
    Notes Payable                                            $   201,657   $  201,657

Convertible Debt                                              $ 3,304,600   $3,304,600

Consulting agreements
    National Strategies Inc.                                 $    60,000   $   60,000

                                                             -----------   ----------   ----------   ---------   ---------

Total                                                        $ 4,213,168   $4,081,168   $ 132,000   $     -     $     -
                                                             ===========   ==========   ==========


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

EQUITY INSTRUMENTS SUBJECT TO RESCISSION



         We account for common stock and other equity instruments that may be subject to rescission claims at estimated fair value (based on applicable measurement criteria) in accordance with the Securities and Exchange Commission's promulgated accounting rules and interpretive releases. Under the Securities and Exchange Commission's interpretation of accounting principles generally accepted in the United States, reporting such claims outside of stockholders' equity is required, regardless of how remote the redemption event may be.

         The Company may be subject to possible claims for rescission with respect to the sale or other issuances of certain common stock, options and warrants. The accompanying consolidated balance sheets reflect an adjustment for the matter described below.

         Approximately 26.6 million shares of the Company's common stock, options and warrants that were issued or granted in the United States without registration or qualification under federal or state securities laws during the two-year period ended June 30, 2004 may be subject to rescission. The fair value of these securities was estimated based on a combination of (a) the selling price of the common stock on the dates sold, (b) the price per the agreement for stock issued in conversion of debt, (c) the fair value of the stock options and warrants on their grant dates, and (d) an independent valuation. Based in part on advice of counsel, the fair value of these options and warrants was estimated using the Black-Scholes option-pricing model. Based on these measurement criteria, the Company's potential liability directly associated with the aforementioned securities transactions is estimated to approximate $6.2 million (including interest) at June 30, 2004 plus legal fees and any fines or penalties that might be assessed by regulatory agencies.

         Based on advice of counsel, the potential liability discussed above does not include options to purchase a total of 3.6 million shares of common stock issued to the Company's president and to its chief executive officer because these two individuals are also principal stockholders of the Company; acting together, they have the ability to control the Company. The estimated fair value of the options described in this paragraph (excluding interest) approximated $1,360,000 at June 30, 2004.

         Management is unable to determine at this time whether any claim for rescission may be filed against the Company; however, there can be no assurance that such claims will not be asserted. In addition, regulatory agencies could launch a formal investigation and/or institute an enforcement proceeding against the Company.

         The ultimate outcome of the matters discussed above is not presently determinable. Accordingly, management is unable to estimate the total liability, if any, that the Company may incur as a result of such contingencies. Regardless of how remote a rescission event may be, GAAP as interpreted by the SEC requires that equity securities subject to rescission be reported outside of the stockholders' equity section of the balance sheet until the applicable statutes of limitations have expired. Thus, the Company has reported approximately $6.2 million as "mezzanine equity" in the accompanying June 30, 2004 consolidated balance sheet.

         Approximately 8.5 million shares of the Company's common stock issued in connection with the acquisition of Z prompt, with an issuance-date estimated fair value of approximately $1.8 million, have been excluded from the June 30, 2003 mezzanine equity amount, as the acquisition was not recorded until November 2003 for reasons described in Note 3 to the accompanying consolidated financial statements.



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



FINANCIAL REPORTING RELATED TO WEB TOOLS INTERNATIONAL, INC.

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

         As disclosed in the notes to our accompanying consolidated financial statements, we are associated with Web Tools International, Inc. (WTI) through common ownership; in addition, we were virtually WTI's only customer for software development services in fiscal 2003. Based on these and other factors, we determined that (1) WTI is a VIE and (2) we were its primary beneficiary as of January 1, 2004. Therefore, effective January 1, 2004, the accounts of WTI were consolidated with those of AccuPoll. For reasons explained in the notes to our June 30, 2004 consolidated financial statements, the accounts of WTI were de-consolidated effective April 1, 2004.

THE CONTINUED CONSOLIDATION OF A SUBSIDIARY IN BANKRUPTCY

         As discussed in the notes to our accompanying consolidated financial statements, Z prompt (a wholly-owned subsidiary of the Company) filed bankruptcy in March 2004. The Company is the single largest pre-petition creditor of Z prompt. Management has determined that it would not be meaningful to de-consolidate the accounts of Z prompt at this time because the Company (a) has a substantial negative investment in Z prompt as of June 30, 2004 and (b) expects to regain control of this subsidiary based on the expectation that Z prompt will be able to negotiate a confirmed reorganization plan and emerge from bankruptcy by approximately March 2005.



RECENT ACCOUNTING PRONOUNCEMENTS

         We continue to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in Note 1 of the consolidated financial statements included in this amended report on Form 10-K/A.

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

3.1 Articles of Incorporation dated January 25, 1985 (Incorporated by reference from Exhibit 3(i) to Form 10-KSB for fiscal year ended June 30, 2000)

3.2 Amendment to Articles of Incorporation dated November 4, 1985 (Incorporated by reference from Exhibit 3(ii) to Form 10-KSB for fiscal year ended June 30, 2000)


3.3               Certificate  of Amendment to Articles of  Incorporation  dated
                  May 2, 2002

3.4               Certificate  of Amendment to Articles of  Incorporatoin  dated
                  May 23, 2002

3.5               Certificate  of Amendment to Articles of  Incorporation  dated
                  June 2, 2003

3.6 Bylaws (Incorporated by reference to Exhibit 3(iii) to Form 10-KSB for the fiscal year ended June 30, 2000, filed September 8, 2000)

3.7               Amendment to Bylaws dated April 20, 2000.



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

10.10 Exclusive Territory and Compensation Agreement, November 4, 2003, by and between AccuPoll and AmCad, LLC (Incorporated by reference from Exhibit 10.12 to Form 10-KSB/A for the fiscal year ended June 30, 2003, filed June 8, 2004)

10.11 Standard Sublease dated July 23, 2003 between Greenberg Farrow Architecture, Inc. and AccuPoll (Incorporated by reference from Exhibit 10.14 to Form 10-KSB/A for the fiscal year ended June 30, 2003, filed June 8, 2004)

10.12 Teaming Agreement dated July 9, 2004 by and between AccuPoll, Inc. and Alternative Resources Corporation (Incorporated by reference from Exhibit 10.12 to Form 10-K for the fiscal year ended June 30, 2004, filed September 28, 2004).

10.13 Exclusive Supply Agreement dated December 20, 2001 by and between Source Technologies, Inc. and Web Tools International, Inc. (Incorporated by reference from Exhibit 10.13 to Form 10-K for the fiscal year ended June 30, 2004, filed September 28, 2004

14.1 Code of Ethics (Incorporated by reference from Exhibit 14.1 to Form 10-K for the fiscal year ended June 30, 2004, filed September 28, 2004).

21.1              List of Subsidiaries  (Incorporated  by reference from Exhibit
                  21.1 to Form 10-K for the fiscal year ended June 30, 2004, filed September 28, 2004).

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

                                    ACCUPOLL HOLDING CORP.

Dated:   October 6, 2004            By:   /s/ Dennis Vadura
                                          -----------------------------------
                                          Dennis Vadura,
                                          Chief Executive Officer and Director


Dated:   October 6, 2004            By:   /s/ Frank J. Wiebe
                                          -----------------------------------
                                          Frank J. Wiebe,
                                          President, Secretary, Treasurer
                                          and Director


Dated:   October 6, 2004            By:   /s/ Craig A. Hewitt
                                          -----------------------------------
                                          Craig A. Hewitt,
                                          Chief Financial Officer and Principal
                                          Accounting Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE              TITLE                                  DATE

/s/ Dennis Vadura      Chief Executive Officer and Director   October 6, 2004
----------------------
Dennis Vadura


/s/ Frank J. Wiebe     President, Secretary, Treasurer        October 6, 2004
---------------------- and Director
Frank J. Wiebe

/s/ Andrea M. Porcelli Director                               October 6, 2004
-----------------------
Andrea M. Porcelli


/s/ Phil Trubey        Director                               October 6, 2004
----------------------
Phil Trubey

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



Notes to consolidated financial statements..............................F-8

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

/s/ Squar, Milner, Reehl & Williamson, LLP
Newport Beach, California

September 27, 2004

                             ACCUPOLL HOLDING CORP.
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 2004 and 2003
--------------------------------------------------------------------------------



                                                                                          2004            2003
                                                                                                     (AS RESTATED)
                                                                                     ------------    ------------
                                  ASSETS
CURRENT ASSETS
      Cash                                                                           $    113,789    $         --
      Accounts receivable, net                                                            254,895              --
      Inventories                                                                         168,636              --
      Deferred acquisition costs                                                               --         144,206
      Prepaid expenses                                                                         --           2,500
                                                                                     ------------    ------------
                                                                                          537,320         146,706

PROPERTY AND EQUIPMENT, net                                                                14,012              --
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net                                             2,544,207       1,403,899
OTHER ASSETS                                                                               26,246              --
                                                                                     ------------    ------------

      TOTAL ASSETS                                                                   $  3,121,785    $  1,550,605
                                                                                     ============    ============
                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable and accrued expenses                                          $  1,817,284    $    931,503
      Related party payables                                                            1,228,070         872,940
      Deferred revenues                                                                    74,628              --
      Convertible debt. net of discount                                                 3,304,600              --
      Notes and accrued interest payable to related parties                                30,000         175,000
      Put liability related to warrant issuance                                           163,760         113,750
      Liabilities subject to compromise                                                   732,544              --
                                                                                     ------------    ------------
                                                                                        7,350,886       2,093,193
                                                                                     ------------    ------------

EQUITY INSTRUMENTS SUBJECT TO RESCISSION                                                6,200,000       4,377,033
                                                                                     ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
      Convertible Series A preferred stock, $0.01 par value, 80,000 shares
      authorized, no shares issued or outstanding (liquidation preference of zero)             --              --
      Common stock, par value of $0.001, 600,000,000 shares
        authorized; 158,482,171 and 112,945,963 shares issued and outstanding
        at June 30, 2004 and 2003, respectively                                           158,482         112,946
      Additional paid-in capital                                                       12,046,817       2,222,580
      Accumulated deficit                                                             (22,634,400)     (7,255,147)
                                                                                     ------------    ------------
                                                                                      (10,429,101)     (4,919,621)
                                                                                     ------------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $  3,121,785    $  1,550,605
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

Issuance of common stock in connection
with the merger with WIPC (including 18,400,000
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


                                                      Common Stock         Common Stock  Additional                       Total
                                                -------------------------- Subscription   Paid-in       Accumulated   Stockholder's
                                                   Shares        Amount     Receivable    Capital         Deficit        Deficit
                                                -----------   ------------   --------   ------------    ------------   ------------

Estimated fair value of warrants granted
in connection with convertible debt                      --             --         --        362,800             --         362,800

Common stock issued in connection with
conversion of convertible debt and
accrued interest                                  3,881,250          3,881         --        772,369              --        776,250

Beneficial conversion feature in connection
with the issuance of convertible debt                    --             --         --      3,641,800              --      3,641,800

Issuance of common stock in connection
with cashless exercise of options                 6,030,307          6,030         --         (6,030)             --             --

Commissions paid for fund raising activity               --             --         --       (277,000)             --       (277,000)

Acquisition of Z Prompt                           8,533,000          8,533         --      1,804,729              --      1,813,262

Equity instruments subject to rescission                 --             --         --     (1,500,967)             --     (1,500,967)

Interest on equity instruments subject
to rescission                                            --             --         --       (322,000)             --       (322,000)

Net loss                                                 --             --         --             --     (15,379,253)   (15,379,253)
                                                -----------   ------------   --------   ------------    ------------   ------------

Balance at June 30, 2004                        158,482,171   $    158,482   $     --   $ 12,046,817    $(22,634,400)  $(10,429,101)
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

                             ACCUPOLL HOLDING CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Years Ended June 30, 2004 and 2003, and
      For The Period From August 9, 2001 (Inception) Through June 30, 2002
--------------------------------------------------------------------------------


                                                                                     YEAR ENDED      YEAR ENDED     PERIOD ENDED
Cash flows from operating activities:                                               JUNE 30, 2004   JUNE 30, 2003   JUNE 30, 2002
                                                                                                   (AS RESTATED)
                                                                                   ----------------------------------------------
     Net loss                                                                       $(15,379,253)   $ (4,848,567)   $ (2,406,580)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                                   245,408              --              --
         Loss on disposal of fixed assets                                                 12,640              --              --
         Estimated fair value of warrants granted in
            connection with notes payable                                                     --          20,000         287,500
         Estimated fair value of options and warrants
            granted for services                                                         786,000       2,112,084         813,525
         Estimated fair value of common stock issued
            for services                                                                  34,950         497,590         327,344
         Amortization of estimated fair value of warrants granted
            and beneficial conversion feature in connection with
            the issuance of convertible notes payable                                  4,054,600              --              --
         Convertible debt issued for services                                          1,276,000              --              --
         Loss on disposal of investment                                                1,200,000              --              --
         Impairment of goodwill                                                        2,542,752              --              --
         Accrued interest related to the conversion of notes payable                          --              --          16,375
         Write off of subscription receivable                                                 --          12,500              --
         Write off of prepaid consulting                                                      --         286,000              --
         Changes in operating assets and liabilities:
            Accounts receivable                                                         (209,939)             --              --
            Inventories                                                                  (73,300)             --              --
            Prepaid expenses                                                               2,500          (2,500)             --
            Other assets                                                                 128,996              --              --
            Accounts payable and accrued expenses                                        622,237         755,211         176,292
            Related party payables                                                       358,327          10,000         151,020
            Increase in capitalized software development costs                        (1,371,600)       (530,013)       (111,966)
                                                                                    ------------    ------------    ------------

     Net cash used in operating activities                                            (5,769,682)     (1,687,695)       (746,490)
                                                                                    ------------    ------------    ------------
Cash flows from investing activities:
     Increase in deferred acquisition costs                                                   --        (144,206)             --
     Purchases of property and equipment                                                 (11,135)             --              --
     Proceeds from related party note receivable                                              --         300,000        (300,000)
     Cash of acquired entity                                                               2,368              --              --
                                                                                    ------------    ------------    ------------

     Net cash provided by (used in) investing activities                                  (8,767)        155,794        (300,000)
                                                                                    ------------    ------------    ------------
Cash flows from financing activities:
     Proceeds from the issuance of notes payable to related parties                      210,950         175,000              --
     Principal payments of notes payable to related parties                             (195,000)             --              --
     Proceeds from issuance of convertible debt                                        1,528,600          50,000         287,500
     Borrowings on line-of-credit                                                         20,000              --              --
     Proceeds from the issuance of common stock                                          806,072         546,688              --
     Proceeds from issuance of common stock upon exercise of warrants, net             3,521,616         473,054       1,046,149
                                                                                    ------------    ------------    ------------

     Net cash provided by financing activities                                         5,892,238       1,244,742       1,333,649
                                                                                    ------------    ------------    ------------
Net increase (decrease) in cash                                                          113,789        (287,159)        287,159
Cash at beginning of period                                                                   --         287,159              --
                                                                                    ------------    ------------    ------------

Cash at end of period                                                               $    113,789    $         --    $    287,159
                                                                                    ============    ============    ============

Supplemental  disclosure of cash flow  information -
Cash paid during the period for:

         Interest (none paid in cash)                                               $         --    $         --    $         --
                                                                                    ============    ============    ============

         Income taxes                                                               $        800    $        800    $        800
                                                                                    ============    ============    ============



SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND OPERATING ACTIVITIES
See accompanying notes to the consolidated financial statements for information relating to non-cash investing and financing activities concerning prepaid consulting fees, issuance of common stock related to convertible debt and warrants, issuance of preferred stock, increase in capitalized software development costs, beneficial conversion features and related party payables.



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

         BANKRUPTCY OF Z PROMPT


As  discussed  in Note 12, Z prompt filed  voluntary  bankruptcy  in March 2004.
Although the Company is not presently a member of the unsecured creditors committee that was formed in connection with the bankruptcy proceedings, the Company is the single largest pre-petition creditor of Z prompt.

In addition, as described in Note 6, the Company and certain of its officers and principal stockholders are presently involved in civil litigation with certain former stockholders and officers of Z prompt. Management has determined that it would not be meaningful to de-consolidate the accounts of Z prompt at this time because the Company (a) has a substantial negative investment in Z prompt as of June 30, 2004, and (b) expects to re-gain control of this subsidiary based on the expectation that Z prompt will be able to negotiate a confirmed reorganization plan and emerge from bankruptcy by approximately March of 2005. See Note 3 for additional information regarding Z prompt.


         AFFILIATED ENTITY


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

Use of Estimates



The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include realization of long-lived assets, equity instruments subject to rescission, valuation of stock options and warrants, and the continued consolidation of a wholly-owned subsidiary in bankruptcy. Actual results could differ from those estimates.



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

Fair Value of Financial Instruments



SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's accounts payable and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments. In the opinion of management, the fair value of payables to related parties cannot be estimated without incurring excessive costs; for that reason, the Company has not provided such disclosure. Other information about related-party liabilities (such as the carrying amount, the interest rate, and the maturity date) is provided, where applicable, elsewhere in these notes to consolidated financial statements.



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

The adoption of the accounting methodology of SFAS No. 123 is optional for stock-based employee compensation, and the Company has elected to continue accounting for options issued to employees using APB 25. However, pro forma disclosures, as if the Company adopted the cost recognition requirements of SFAS No. 123, are required to be presented.

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



In connection with its fiscal 2004 borrowings under several convertible notes payable, the Company recorded and amortized BCFs of approximately $3,640,000 (including the transactions described in Notes 4, 13 and 14) during the year ended June 30, 2004.

Inventories

Inventories are stated at the lower of cost or estimated market, and consist entirely of finished goods (Voting System machines). Cost is determined on a weighted average basis that approximates the first-in, first-out method. Market is estimated by comparison with recent purchases or net realizable value. The net realizable value is estimated based on management's forecast for sales of the Company's products or services in the ensuing years. The industry in which the Company operates is characterized by technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventory could be substantially less than the amount shown in the accompanying consolidated balance sheets.

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



On March 31, 2004, the Company's wholly-owned subsidiary Z prompt filed bankruptcy (see Note 12). In connection with the bankruptcy filing, the Company recorded an impairment charge approximating $2,543,000 to write-off all of the goodwill associated with the acquisition of this subsidiary (see Note 3).

Income Taxes

Deferred income taxes reflect the estimated tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. The Company records a valuation allowance for deferred tax assets when, based on management's best estimate of taxable income (if any) in the foreseeable future, it is more likely than not that some portion of the deferred tax assets may not be realized.



Advertising

The Company expenses the cost of advertising as incurred. Advertising expense approximated $170,000, $310,000, and $90,000 for the years ended June 30, 2004 and 2003 and for the period from August 9, 2001 (Inception) through June 30, 2002, respectively.

Research and Development



Certain expenditures for research and development activities relating to product development and improvement are charged to expense as incurred. Such expenditures approximated $175,000 for the period August 9, 2001 (Inception) through June 30, 2002. There were no such expenditures for the year ended June 30, 2003. The Company incurred approximately $137,000 for development of its products during fiscal 2004.

Loss Per Common Share

Under SFAS No. 128, "Earnings per Share," basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per common share is computed similar to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and the additional common shares were dilutive (approximating 75,000,000, 31,700,000, and 28,200,000 shares at June 30, 2004, 2003 and 2002, respectively), based on the treasury stock method. Because the Company has incurred net losses, basic and diluted loss per common share are equal because additional potential common shares would be anti-dilutive.


                                                    PERIODS ENDED JUNE 30,
                                           2004          2003          2002
                                       -----------   -----------    ------------
Net loss, as reported                 $(15,379,253)  $(4,848,567)   $(2,406,580)
Interest related to equity
    instruments subject to
     rescission                           (322,000)     (158,000)       (12,137)
                                       -----------   -----------    ------------
Net loss available to common
     stockholders                     $(15,701,253)  $(5,006,567)   $(2,418,717)
                                       ===========   ===========    ============
Shares used to compute basic and
     diluted loss per common share:
   Weighted-average common shares      130,782,481   106,687,447     68,735,272
                                       ===========   ===========    ============
Basic and diluted loss per
   common share                        $     (0.12)  $     (0.05)   $     (0.04)
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
                             -----------
                             $ 1,813,262
                             ===========

The results of operations of Z prompt are included in the accompanying consolidated financial statements from November 1, 2003. The following pro forma summary presents condensed consolidated results of operations as if Z prompt had been acquired as of the beginning of the years ended June 30, 2004 and 2003:

                              YEAR ENDED  JUNE 30
                        -----------------------------
                            2004           2003
                        -------------   -------------
Net loss                $(14,043,675)   $ (5,761,013)
                        =============   =============
Loss per common share   $      (0.11)   $      (0.05)
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

NOTE 4  CONVERTIBLE NOTE PAYABLE



We have a convertible debenture which at the discretion of the convertible debenture grantor (the "Grantor") may provide us loans of up to $1,250,000. The convertible debenture bears interest at an annual rate of 10% and originally matured on June 30, 2004, but has been extended to December 31, 2004. The debenture is convertible on ninety days written notice by Grantor at the lesser of (i) 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date or (ii) $0.625 per share. At June 30, 2004, we had borrowed $872,000 under such debenture. In connection with such borrowing, the Company granted a warrant to purchase 6,400,000 shares of the Company's restricted common stock at an exercise price of $0.06 per common share. The warrant vested upon grant and expires in July 2008. The Company recorded the relative fair value of the warrant and the beneficial conversion feature as a debt discount in the total amount of approximately $200,000. The discount associated with the warrant is being amortized to interest expense over the term of the related debt. The discount associated with the beneficial conversion feature was insignificant, and was recorded as interest expense upon issuance.

In November 2003, the Company issued an additional warrant to the Grantor to purchase 6 million shares of the Company's restricted common stock at an exercise price of $0.06 per share in connection with a deferral of the maturity date of the above convertible debt instrument to December 2004 and an increase of the available borrowings to $1,250,000 from the original amount of $600,000. The warrant vested upon grant and expires in October 2008. The Company recorded the relative fair value of the warrant, which approximated $40,000, as a debt discount which is being amortized to interest expense over the extended term of the convertible debenture.



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

Notes Payable to Related Parties



During the year ended June 30, 2003, the Company borrowed an aggregate of $165,000 for working capital purposes from a related party. The note calls for interest at 8% and is due on demand. Per the note agreement, the Company issued the creditor warrants (with an estimated value of $20,000) to purchase 40,000 shares of restricted common stock of the Company. At June 30, 2004, this note was paid in full.



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

NOTE 6  OTHER COMMITMENTS AND CONTINGENCIES

Consulting Agreements

In April 2002, the Company issued consultants 3,840,000 shares of common stock at $0.08 per share, valued at $313,344 (based on the market value on the date of grant), of which $286,000 was included in the June 30, 2002 consolidated balance sheet as prepaid consulting fees and $27,344 was expensed during the period ended June 30, 2002. The related consulting services were to be provided through April 2004, and the Company was amortizing the prepaid consulting fees over the service period on a straight-line basis. As part of the same transaction, the Company granted warrants to purchase 2 million shares of its restricted common stock at an exercise price of $0.06 per share, valued at $500,000 (based on the Black-Scholes pricing model) to such consultants as a non-refundable fee in exchange for general business consulting services, which the Company recorded in the accompanying consolidated statement of operations for the period ended June 30, 2002. During the year ended June 30, 2003, the Company determined it was no longer receiving benefit from the consultant and expensed the remaining $286,000 in the accompanying consolidated statement of operations for the year ended June 30, 2003.

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

In December 2003, the defendants sued the plaintiff in a cross-complaint, alleging (among other things) breach of good faith/fair dealing covenant, breach of contract, fraud, misrepresentation, negligence, and breach of fiduciary duty. The cross-complainants are seeking (a) compensatory damages of approximately $1,960,000, (b) the rescission of all agreements between the plaintiff and the defendants (such as the aforementioned merger agreement), (c) the cancellation of all Company stock currently owned by the plaintiff, and (d) punitive damages in an unstated amount. This cross-complaint was amended in February 2004 to name two other former officers/stockholders of Z prompt as additional defendants.

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

Professional



The Company has entered into general consulting/lobbying agreements with various third parties to provide services related to the marketing and sale of the Company's product in certain cities; such agreements expired through April 2004. Pursuant to the agreements, the Company will pay commissions on sales within the various territories, as defined.



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



Lease Commitments

The Company rents office space under operating lease agreements which expire at various dates through June 30, 2006. The minimum annual rent under such leases approximates $170,000 in fiscal 2005 and $130,000 in fiscal 2006.



NOTE 7  STOCKHOLDERS' EQUITY

Preferred Stock

In December 2003, the Company entered into an agreement to issue 8,471 shares of its cumulative convertible Series A Preferred Stock ("Series A") and $1,200,000 of convertible notes payable in exchange for 3,325,000 shares of free trading common stock of Material Technologies, Inc., a publicly traded company whose common stock is quoted on the Over-The-Counter Bulletin Board under the symbol "MTNA." In attempting to execute such transaction, the Company's intent was to gain access to capital markets through the potential sale of MTNA common stock.

The Company has not filed a certificate of designation with respect to any series of preferred stock. On May 7, 2004, management entered into an agreement whereby the Company exchanged the 3,325,000 shares of common stock of Material Technologies, Inc. for the 8,471 shares of Series A. Accordingly, as of May 7, 2004, no preferred stock was issued or outstanding. However, the Company remains liable on the $1.2 million convertible note payable; see Note 14 for additional information.

The accounting adjustment for the transaction described in the preceding paragraph has been reflected in the accompanying June 30, 2004 consolidated financial statements of the Company as "loss on disposal of investment". This adjustment of the Company's financial statements increased the previously reported net loss for the quarter ended December 31, 2003 by approximately $1.2 million ($0.01 per common share).



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

A summary of changes in warrants during each period is presented below:



                                                             Weighted Average
                                              Warrants       Exercise Price
                                         ----------------    -----------------
Balance, August 9, 2001 (Inception)                   --        $          --

Warrants granted                              34,512,804                 0.08

Warrants exercised                            (9,901,316)               (0.11)

Warrants granted                              15,340,813                 0.29

Warrants exercised                            (4,393,886)               (0.11)

Warrants cancelled                            (3,972,000)               (0.25)
                                         ----------------    -----------------

Balance, June 30, 2003                        31,586,415               $ 0.15
                                         ================    =================


Warrants granted                              52,681,292                 0.48

Warrants exercised                           (21,067,794)               (0.22)

Warrants cancelled                                     -                    -
                                         ----------------    -----------------

Balance, June 30, 2004                        63,199,913               $ 0.40
                                         ================    =================

Warrants exercisable at June 30, 2004         63,199,913               $ 0.40
                                         ================    =================



Per share values at grant date of         Weighted Average    Weighted Average
warrants issued during fiscal 2004:        Fair Value          Exercise Price
                                         ----------------    -----------------


Less than fair market value                       $ 0.72               $ 1.55
                                         ================    =================

Equal to fair market value                        $ 0.87               $ 1.54
                                         ================    =================


Greater than fair market value                    $ 1.39               $ 0.25
                                         ================    =================
The following table summarizes information related to warrants outstanding at June 30, 2004:


                                         Warrants Outstanding                                    Warrants Exercisable
                     ------------------------------------------------------------------  -------------------------------------

                                             Weighted Average          Weighted Average                       Weighted Average
   Exercise Price          Number       Remaining Contractual Life      Exercise Price        Number           Exercise Price
--------------------------------------  --------------------------  -------------------  ------------------  -----------------


    $0.01 - $0.08          33,145,366                4.66            $         0.06           33,145,366      $       0.06

    $0.12 - $0.25           8,828,992                7.59                      0.17            8,828,992              0.17

    $0.26 - $0.50           4,239,428                5.14                      0.36            4,239,428              0.36

    $0.75 - $0.90           7,313,157                0.25                      0.76            7,313,157              0.76

    $1.00 - $1.40           9,672,970                4.63                      1.52            9,672,970              1.52
                     -----------------  --------------------------  -------------------  ----------------    -----------------

                           63,199,913                4.68            $         0.40           63,199,913      $       0.40


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

A summary of changes in stock options during each year is presented below:

                                                             Weighted average
                                           Stock Options      Exercise Price
                                          -----------------  ----------------


Balance, August 9, 2001 (Inception)                      -     $          -
Options granted                                  6,780,000              0.31
Options exercised                                        -                -
Options cancelled                                        -                -
                                          -----------------  ----------------

Balance, June 30, 2002                           6,780,000              0.31
Options granted                                  5,670,000              0.94
Options exercised                                        -                 -
Options cancelled                                        -                 -
                                          -----------------  ----------------

Balance, June 30, 2003                          12,450,000     $        0.60
Options granted                                    600,000              1.54
Options exercised                                 (550,000)             0.51
Options cancelled                                        -                 -
                                          -----------------

Balance, June 30, 2004                          12,500,000     $        0.65
                                          =================  ================

Options exercisable at June 30, 2004             9,117,500     $        0.64
                                          =================  ================

Per share values at grant date of      Weighted Average  Weighted Average
options issued during fiscal 2004:         Fair Value      Exercise Price
                                       ----------------  ----------------


   Less than fair market value                      N/A               N/A
                                       ================  ================

   Equal to fair market value          $          0.74            $ 1.54
                                       ================  ================

   Greater than fair market value                   N/A               N/A
                                       ================  ================



The following table summarizes information related to options at June 30, 2004:



                                         Options Outstanding                         Options Exercisable
                         ------------------------------------------------------------------------------------
                                        Weighted Average
                                      Remaining Contractual  Weighted Average             Weighted Average
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




The following outlines the significant assumptions used to calculate the estimated fair value information presented utilizing the Black-Scholes pricing model:

                                Year Ended     Year Ended     Period Ended
                              June 30, 2004  June 30, 2003     June 30, 2002
                              -------------  -------------  ----------------

Discount rate                     2.00%              3.50%           3.50%

Volatility                         72%               170%          0% - 51%

Expected life in years              3                 3               3

Expected dividend yield               --              --             --
                              -------------  -------------  ----------------

NOTE 8  INCOME TAXES

Income tax expense, all current, for the years ended June 30, 2004 and 2003 and the period from August 9, 2001 (Inception) through June 30, 2002 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to the loss before income taxes as a result of the following:




                                                      2004         2003          2002
                                                  -----------   -----------   -----------

Computed "expected" tax benefit                   $(4,756,000)  $(1,649,000)  $  (801,000)
Adjustment in income taxes resulting from:

    Change in valuation allowance                   4,334,000     1,891,000       921,000
    Other                                                  -            800           800
    State and local income taxes, net of federal     (439,600)     (242,000)     (120,000)
    Goodwill Impairment                               864,000            -             -
                                                  -----------   -----------   -----------
                                                  $     2,400   $       800   $       800
                                                  ===========   ===========   ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2004, 2003 and 2002 are presented below:


                                                      2004          2003           2002
                                                  -----------   -----------   -----------
Net Operating Losses                                4,052,000       199,000        86,000
Stock-based Compensation                            1,327,000     1,327,000       456,000
Start-up Costs                                      1,142,000     1,142,000       309,000
Loss on Investments                                   480,000           -             -
Capitalized research and development                   70,000        70,000        70,000
Other                                                  75,000        74,000           -
                                                  -----------   -----------   -----------

Deferred tax asset                                  7,146,000     2,812,000       921,000
Less: Valuation Allowance                          (7,146,000)   (2,812,000)     (921,000)
                                                  -----------   -----------   -----------
Net deferred tax asset                                     -             -             -
                                                  ===========   ===========   ===========




As of June 30, 2004, the Company had tax net operating loss carryforwards ("NOLs") of approximately $10,800,000 and $6,400,000 available to offset future taxable income for Federal and State purposes, respectively. The Federal and State carryforwards expire in varying amounts through 2024. Effective September 11, 2002, pursuant to California revenue and tax code section 24416.3, no net operating loss deduction will be allowed for any taxable year beginning on or after January 1, 2002, and before January 1, 2004. For any suspended losses, the carryforward period is extended by one year for losses incurred in tax years beginning on or after January 1, 2002, and before January 1, 2003; and by two years for losses incurred in taxable years beginning before January 1, 2002.

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



NOTE 9  SIGNIFICANT FOURTH QUARTER ADJUSTMENTS - FISCAL 2003



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



Approximately 26.6 million shares of the Company's common stock, options and warrants that were issued or granted in the United States without registration or qualification under federal or state securities laws during the two-year period ended June 30, 2004 may be subject to rescission. The fair value of these securities was estimated based on a combination of (a) the selling price of the common stock on the dates sold, (b) the price per the agreement for stock issued in conversion of debt, (c) the fair value of the stock options and warrants on their grant dates, and (d) an independent valuation. Based in part on advice of counsel, the fair value of these options and warrants was estimated using the Black-Scholes option-pricing model. Based on these measurement criteria, the Company's potential liability directly associated with the aforementioned securities transactions is estimated to approximate $6.2 million (including interest) at June 30, 2004 plus legal fees and any fines or penalties that might be assessed by regulatory agencies.

Based on advice of counsel, the potential liability discussed above does not include options to purchase a total of 3.6 million shares of common stock issued to the Company's president and to its chief executive officer because these two individuals are also principal stockholders of the Company; acting together, they have the ability to control the Company. The estimated fair value of the options described in this paragraph (excluding interest) approximated $1,360,000 at June 30, 2004.



Management is unable to determine at this time whether any claim for rescission may be filed against the Company; however, there can be no assurance that such claims will not be asserted.

In addition, regulatory agencies could launch a formal investigation and/or institute an enforcement proceeding against the Company.



The ultimate outcome of the matters discussed above is not presently determinable. Accordingly, management is unable to estimate the total liability, if any, that the Company may incur as a result of such contingencies. Regardless of how remote a rescission event may be, GAAP as interpreted by the SEC requires that equity securities subject to rescission be reported outside of the stockholders' equity section of the balance sheet until the applicable statutes of limitations have expired. Thus, the Company has reported approximately $6.2 million as "mezzanine equity" in the accompanying June 30, 2004 consolidated balance sheet.



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

NOTE 12.  BANKRUPTCY FILING OF WHOLLY-OWNED SUBSIDIARY Z PROMPT

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



Financial accounting and reporting during a Chapter 11 case are governed by Statement of Position No. 90-7, FINANCIAL REPORTING BY ENTITIES IN
REORGANIZATION UNDER THE BANKRUPTCY CODE ("SOP No. 90-7"). For financial reporting purposes, Z prompt's pre-petition liabilities and obligations, which may be subject to settlement or otherwise dependent on the outcome of the Chapter 11 case, have been segregated and classified as "liabilities subject to compromise" in the accompanying June 30, 2004 consolidated balance sheet (see
Note 17). Z prompt did not have any significant reorganization items (income or expense) during the year ended June 30, 2004. Certain additional disclosures including (a) claims not subject to reasonable estimation of the amount to be allowed and (b) any significant difference between reported interest expense and stated contractual interest will be provided (as required by SOP No. 90-7) when such amounts are determinable and/or when the related transactions occur.



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



                                  Z PROMPT INC.
                            BALANCE SHEET (Unaudited)
                                  June 30, 2004
--------------------------------------------------------------------------------


                                  ASSETS

CURRENT ASSETS
      Cash                                                   $     34,010
      Accounts receivable, net                                    254,895
      Inventories                                                  20,667
                                                             ------------
                                                                  309,572

OTHER, net                                                          2,512
                                                             ------------

      TOTAL ASSETS                                           $    312,084
                                                             ============
             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable and accrued expenses                  $    301,734
      Loan from parent company                                    620,395
      Deferred revenues                                            74,628
      Liabilities subject to compromise                           732,544

                                                             ------------
      TOTAL LIABILITIES                                         1,729,301
                                                             ------------

STOCKHOLDERS' DEFICIT                                          (1,417,217)
                                                             ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $    312,084
                                                             ============

                                  Z PROMPT INC.
                       STATEMENT OF OPERATIONS (Unaudited)




                                     EIGHT MONTHS ENDED
                                       JUNE 30, 2004
                                       -------------

NET SALES                              $   1,508,656

COST OF SALES                              1,185,797
                                       -------------

GROSS PROFIT                                 322,859

EXPENSES
      General and administrative             586,011
      Salaries and related                   279,293
      Interest                               128,710
      Loss on disposal of assets              16,648
                                       -------------
                                           1,010,662
                                       -------------

PRETAX LOSS                            $   (687,803)
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

NOTE 14  CONVERTIBLE NOTES PAYABLE

         THE NOVEMBER 2003 NOTES

In November 2003, we secured a $5 million dollar revolving credit facility, in the form of two seven-month convertible notes. The notes bear interest at an annual rate of 10% and originally matured on June 30, 2004, but have been extended to December 31, 2004. The notes are convertible on ninety days written notice by the holders at the lesser of (i) 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date or (ii) $.0625 per share. At June 30, 2004, we had borrowed $2,180,000 under such notes. Included in this balance the Company borrowed $1,200,000 in connection with a transaction with Material Technologies, Inc. (see Note 7). The Company subsequently un-wound the Material Technologies Inc. transaction and expensed the entire $1,200,000 as a loss on disposal of the investment in Material Technologies Inc.'s common stock. At June 30, 2004, the Company remains liable for the $1.2 million convertible debt as part of the total borrowings under such notes.

         OTHER FISCAL 2004 ACTIVITY

As consideration for renewing certain convertible debt (including the credit facility described in the preceding paragraph) and in payment of interest on such debt, the Company issued a total of approximately $1.3 million of additional convertible debt during the year ended June 30, 2004.

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

NOTE 16  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Selected quarterly financial data for each of the quarters in the two-year period ended June 30, 2004 are presented below.


                               FOR THE QUARTER ENDED

                          9/30/03         12/31/03        3/31/04       6/30/04
                          -------         --------        -------       -------
Net sales                $     --        $ 361,232      $ 620,140     $ 527,284
Gross profit                   --          218,729         15,568        88,562
Net loss               (1,612,690)      (3,593,022)    (4,282,293)   (5,891,248)
Loss per common share       (0.01)           (0.03)         (0.03)        (0.04)


                               FOR THE QUARTER ENDED

                          9/30/02         12/31/02       3/31/03       6/30/03
                          -------         --------       -------       -------
Net sales               $      --       $       --      $     --      $     --
Gross profit                   --               --            --            --
Net loss                 (576,324)      (1,528,888)     (999,412)   (1,743,943)
Loss per common share       (0.01)           (0.01)        (0.01)        (0.02)



See the "Restatements and Reclassifications" section of Note 1 for additional information.

NOTE 17  LIABILITIES SUBJECT TO COMPROMISE

The March 23, 2004 balances of Z prompt's liabilities that became subject to compromise on that date (excluding its liability to the parent company) are approximately as follows:

         Accounts  payable and accrued expenses    $ 335,544
         Secured line of credit payable (Note 15)    225,000
         Note payable to related party               172,000
                                                   ---------
                  Total                            $ 732,544
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