Form 10-K/A
period 2004-06-30
ACCUPOLL HOLDING CORP
filed 2004-10-28
CIK 764794

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-2

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A-2. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 180,705,970 shares of common stock, $.001 par value per share, as of September 28, 2004.

         Documents incorporated by reference:

         Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2004 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

         This Form 10-K/A includes only Items 10 through 14 of Part III. We previously filed our Form 10-K without the Part III information, and indicated we would include the Part III information in a Proxy Statement to be filed in connection with our 2004 Annual Meeting of Stockholders. We were unable to file the Proxy Statement prior to this filing, and are therefore filing the Part III information herewith.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------

         Our current directors and executive officers are as follows:

NAME (1) (2)          AGE   POSITION
------------          ---   --------
Dennis Vadura         43    Chief Executive Officer and Director
Frank J. Wiebe        44    President, Secretary, Treasurer and Director
Craig A. Hewitt       37    Chief Financial Officer
Chester Noblett Jr.   60    Executive Vice President, Sales
Jo-Ann Zakielarz      52    Vice President, Government Affairs/Global Alliances
Andrea M. Porcelli    36    Director
Phil Trubey           41    Director



(1) We do not have a separately designated executive committee, nominating committee or audit committee of the Board of Directors.

(2) Our executive officers hold office until their successors are elected and qualified, or until their death, resignation or removal.

         The background and principal occupations of each director and executive officer are as follows:

         Mr. Vadura became a director and our Chief Executive Officer on May 20, 2002. From April 2000 to the present, he has been the Chief Executive Officer of Web Tools International, Inc. From April 1999 to April 2000, Mr. Vadura was a senior technical architect employed by Electronic Data Systems ("EDS"). From 1996 to April 1999, he was employed by companies acquired by EDS in similar positions.

         Mr. Wiebe became a director and our President, Secretary and Treasurer on May 20, 2002. From May 2000 to the present, he has been the Vice President of Web Tools International, Inc. From November 1992 to the present, he has been a Strategic Program Manager with EDS E.solutions business unit. He previously held various positions with the Gemini Group.



         Mr. Hewitt became our Chief Financial Officer in May 2002. Mr. Hewitt also owns and operates Hewitt & Associates, Inc., a financial consulting company. From August 2000 to September 2001, he was the Chief Financial Officer of Junum Incorporated, a public company engaged in credit and finance services. From August 1998 to August 2000, Mr. Hewitt was Chief Financial Officer/Controller for Universal Broadband Networks, a public company engaged in telecommunications.

         Mr. Noblett has been Vice President of Sales since July 2002 and is responsible for our sales organization. He was Chief Executive Officer for eSAT from June 1999 until December 2001. From January1997 to February 1998, Mr. Noblett served as interim Chief Financial Officer of eSAT and subsequently served as Chief Operating Officer as eSAT until June 1999.



         Ms. Zakielarz was hired as Vice President of Government Relations and Global Alliances in January 2003. Ms. Zakielarz was with Unisys Corp. for 13 years where she developed, promoted and implemented technology solutions for state and local election officials. Her experience ranged from selling and consulting on the implementation of precinct voting systems to statewide-centralized voter registration systems.



         Ms. Andreea M. Porcelli became a director on May 20, 2002. From August 2, 2002 to the present Ms. Porcelli has been an independent consultant with Continental Advisors S.A. (U.K.). From October 2000 to August 2002, she was a registered representative of Schneider Securities, Inc. From May 2000 to October 2000, she was a registered representative of Berry-Shino Securities, Inc. From March 1999 to May 2000, Ms. Porcelli was a registered representative of Paulson Investment Company, Inc.

         Mr. Phil Trubey was appointed to our Board of Directors on August 27, 2004. Mr. Trubey was the CEO of Merchandising Avenue, an e-commerce infrastructure startup from 1999 to 2001. In 1994, Mr. Trubey founded and operated Websense, Inc. ("WBSN"), an enterprise software company, until 1999.



FAMILY RELATIONSHIPS

         There are no family relationships between or among our directors, executive officers or persons nominated or charged by us to become directors or executive officers.

INVOLVEMENT IN LEGAL PROCEEDINGS

         On March 23, 2004, our wholly-owned subsidiary, Z prompt, Inc., filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Central District of California. Z prompt, and its Bankruptcy counsel are in the process of preparing a disclosure statement and proposed plan of re-organization. Mr. Vadura and Mr. Wiebe who are our CEO and President , respectively, are also directors of Z prompt, and held such positions at the time of the Bankruptcy filing. Mr. Vadura is also the Chairman of Zprompt, and Mr. Wiebe is a Director of Z prompt. Mr. Hewitt, our CFO, was formerly a member of Z prompt's Board of Directors, but resigned from the Board of Z prompt prior to the Bankrupcty filing



         Based solely in reliance on representations made by our officers and directors, during the past five years, none of the following occurred with respect to such persons: (1) no petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such persons; (2) other than the Z prompt bankruptcy described above, there has been no petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of any partnership in which such persons were a general partner at or within two years before the time of such filing, or any corporation or business association of which such persons were executive officers at or within two years before the time of such filing; (3) no such persons were convicted in a criminal proceeding or are a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (4) no such persons were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business practice, or in securities or banking or other financial institution activities; and (5) no such persons were found by a court of competent jurisdiction in a civil action by the SEC or by the Commodity Futures Trading Commission to have violated any Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

AUDIT COMMITTEE FINANCIAL EXPERT

         We do not have an audit committee financial expert (as defined in Item 401 of Regulation S-K) serving on our Board of Directors. We have not yet employed an audit committee financial expert on our Board due to the inability to attract such a person. Within the past fiscal year, we obtained Directors and Officers insurance which we expect will help to attract such a member to our Board. In addition, our financial position and the pending litigation against us has made it difficult to place such an individual on our Board of Directors.

CODE OF ETHICS

         We have adopted a Code of Ethics and Business Conduct that applies to all of our officers, directors and employees. The Code of Ethics has been filed with our annual report for the fiscal year ended June 30, 2004 on Form 10-K as
Exhibit 14.1, filed with the Securities and Exchange Commission on September 28, 2004. Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to Attn: Frank Wiebe, AccuPoll Holding Corp., 15101 Red Hill Ave # 220, Tustin, Ca 92780. Our telephone number is (949) 200-4000. We are in the process of building a section of our website at WWW.ACCUPOLL.COM where our Code of Ethics will be available to investors.



COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on the review of copies of such reports furnished to us and written representations that no other reports were required, we believe that during the fiscal year ended June 30, 2004, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements, except Mr. Hewitt reported two transactions and filed one Form 4 late, and Mr. Trubey filed his Form 3 late.

ITEM 11. EXECUTIVE COMPENSATION



         The  following  table  sets  forth  information  concerning  the  total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 (collectively, the "named executive officers") during the fiscal years ending June 30, 2004, 2003 and 2002.

                           SUMMARY COMPENSATION TABLE

                                                                                               Long-Term
                                                                                              Compensation
                                                                               ----------------------------------------
                                                  Annual Compensation                     Awards              Payouts
                                         -----------------------------------   --------------------------   -----------
                                                                   Other                       Securities                  All
                                                                   Annual       Restricted     Underlying                 Other
          Name and                                                 Compen-         Stock        Options/       LTIP       Compen-
     Principal Position          Year    Salary ($)  Bonus ($)    sation ($)    Award(s)($)     SARs (#)    Payouts ($)  sation ($)
-----------------------------    ----    ----------  ---------    ----------    -----------    ----------   -----------  ----------
Frank Wiebe,                     2004    $126,500       -0-           -0-           -0-                0        -0-         -0-
     President                   2003    $115,000       -0-           -0-           -0-        1,200,000        -0-         -0-
                                 2002    $ 28,750       -0-           -0-           -0-        2,016,000        -0-         -0-
Dennis Vadura,                   2004    $126,500       -0-           -0-           -0-                0        -0-         -0-
     Chief Executive Officer     2003    $115,000       -0-           -0-           -0-        2,400,000        -0-         -0-
                                 2002    $ 28,750       -0-           -0-           -0-        4,032,000        -0-         -0-

- Personal benefits received by our named executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.

-    We  do  not  currently   provide  any   contingent  or  deferred  forms  of
     compensation arrangements, annuities, pension or retirement benefits to our named executive officers officers.



-    We have employment agreements with Dennis Vadura and Frank J. Wiebe.

                                 OPTIONS GRANTS

         We made no grants of stock options during fiscal year ended June 30, 2004 to any of the named executive officers.



               AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES



         The following table provides information concerning the number and value of stock options exercised during the fiscal year ended June 30, 2004, and held at the end of such fiscal year, by the named executive officers.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
         (a)                   (b)                  (c)                  (d)                   (e)
                                                                 Number of
                                                                 Securities
                                                                 Underlying           Value of Unexercised
                                                                 Unexercised          In-the-Money
                                                                 Options/SARs at      Options/SARs at June
                                                                 June 30, 2004 (#)    30, 2004 ($)

                        Shares Acquired                          Exercisable/         Exercisable/
         Name           on Exercise (#)     Value Realized ($)   Unexercisable        Unexercisable
-------------------------------------------------------------------------------------------------------------
Frank Wiebe                    0                  N/A           2,300,000/916,000       $974,500/$423,020
Dennis Vadura                  0                  N/A         4,600,000/1,832,000     $1,949,000/$846,040


EXECUTIVE EMPLOYMENT AGREEMENTS

         On May 20, 2002, we entered into employment agreements with Dennis Vadura, our Chief Executive Officer, and Frank Wiebe, our President, Secretary and Treasurer. Each employment agreement has a three-year term and provides for an annual base salary of $115,000, with a minimum annual 10% increase as determined by our board of directors. The agreements also provide that Messrs. Vadura and Wiebe will be entitled to participate in our management stock incentive plan as soon as reasonably practicable. Bonus compensation, if any, is to be determined by the Board of Directors or the Compensation Committee of the Board of Directors, but cannot exceed 100% of their then applicable annual salary. Under the agreements, if either Mr. Vadura or Mr. Wiebe voluntarily resigns or is terminated with cause (as defined in the agreements), he will only be entitled to receive his compensation through the date of termination. If either Mr. Vadura's or Mr. Wiebe's employment is terminated by either officer for good reason (as defined in the agreements) or by us without cause, he will be entitled to a lump-sum severance payment in an amount equal to his then current annual salary and we will be required to provide all of his benefits for a twelve month period. If either Mr. Vadura or Mr. Wiebe is permanently disabled, we will pay him his then current annual salary and provide all benefits through the remainder of the calendar year and a three-month period thereafter. If either Mr. Vadura or Mr. Wiebe dies, we will pay his then current annual salary through the calendar month in which such death occurs.



         On May 29, 2004, we entered into an agreement with Hewitt & Associates, Inc. which provides for the services of Craig Hewitt as our consulting Chief Financial Officer. This agreement provides for compensation of $7,500 per month. This agreement expires on May 29, 2005.



BENEFIT PLANS

         We do not have any pension plan, profit sharing plan, or similar plans for the benefit of our officers, directors or employees. However, we may establish such plans in the future.

BOARD COMPENSATION

         We do not have any formal or informal arrangements or agreements to compensate our directors for services they provide as members of our Board of Directors.

PERFORMANCE GRAPH



         The following performance graph assumes an investment of $100 on 6/30/2002 and compares the change to June 30, 2004, in the market prices of our common stock with the change a broad market index (S & P 500 - U.S.) and an Special Composite Index comprised of the following Companies: GPTX, NCR, and TRMM. We have paid no dividends. The performance of the indeces is shown on a total return (dividend reinvestment) basis. The graph lines merely connect the prices on the dates indicated and do not reflect fluctuations between those dates.

                  6/30/2000   6/30/2001    6/30/2002     6/30/2003    6/30/2004
                  -------------------------------------------------------------

ACUP                   n/a        n/a       $ 100.00      $ 79.17     $  84.39

S&P 500                n/a        n/a       $ 100.00      $ 98.44     $ 115.25

Special Composite*     n/a        n/a       $ 100.00      $ 79.86     $ 164.02

* includes the following three companies
GPTX, $5.95/share at 6/30/02, $4.39/share at 6/30/03, and $3.70/share at 6/30/04
NCR,  $34.60/share  at 6/30/02,  $26.76/share  at 6/30/03,  and  $49.59/share at
6/30/04
TRMM, $85/share at 6/30/02,  $1.85/share at 6/30/03, and $14.49/share at
6/30/04

[CHART OMITTED]



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information, as of September 28, 2004 with respect to the beneficial ownership of our outstanding common stock by
(i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

                                                                  Percentage of
                                           Common Stock            Common Stock
Name of Beneficial Owner (1)          Beneficially Owned (2)      Ownership (2)
-------------------------------       ----------------------      -------------
Dennis Vadura (3) (4) (5)                   55,718,560                 30.8%
Frank Wiebe (3) (4) (6)                     43,463,040                 24.1%
Phil Trubey (7)                             17,464,220                  9.7%
Hyde Investments Ltd.(8)                    20,928,000                 11.6%
Livingston Investments Ltd.(9)              13,952,000                  7.7%
Palisades Holdings LLC(10)                  13,376,000                  7.4%
-------------------------------       ----------------------      -------------
All officers and directors
as a group (3 persons)                     116,645,820                 64.6%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o AccuPoll Holding Corp., 15101 Red Hill Ave. Suite # 220, Tustin, Ca 92780.

(2) Applicable percentage ownership is based on 180,705,970 shares of common stock outstanding as of September 28, 2004, together with securities exercisable or convertible into shares of common stock within 60 days of September 28, 2004 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of September 28, 2004 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)      Includes   3,064,000   shares  of  common   stock  held  by  Web  Tools
         International, Inc., a company owned and controlled by Messrs. Vadura and Mr. Wiebe.

(4) Includes 18,400,000 shares of common stock as to which Messrs. Vadura and Wiebe have shared voting power pursuant to proxies granted by stockholders. Messrs. Vadura and Wiebe have no economic interest in such stock.

(5) Includes an option to purchase 2,000,000 shares at an exercise price of $.91 per share which expires on June 18, 2013; and an option to purchase 3,024,000 shares at an exercise price of $.3125 per share which expires on May 29, 2012

(6) Includes an option to purchase 1,000,000 shares at an exercise price of $.91 per share which expires on June 18, 2013; and an option to purchase 1,512,000 shares at an exercise price of $.3125 per share which expires on May 29, 2012.

(7)      Includes   9,057,970  shares  of  common  stock   underlying   warrants
         exercisable at $1.55 per share.

(8) Assumes conversion of $1,308,000 debt at $.0625 per share into 20,928,000 shares due December 31, 2004.

(9) Assumes conversion of $872,000 debt at $.0625 per share into 13,952,000 shares due December 31, 2004.

(10) Assumes conversion of $836,000 debt at $.0625 per share into 13,376,000 shares due December 31, 2004.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended June 30, 2004.

PLAN CATEGORY                         Number of securities       Weighted average        Number of securities
                                        to be issued upon       exercise price of      remaining available for
                                           exercise of         outstanding options,     future issuance under
                                      outstanding options,     warrants and rights    equity compensation plans
                                       warrants and rights                              (excluding securities
                                                                                       reflected in column (a)
------------------------------------   -------------------     -------------------     -----------------------
                                               (a)                     (b)                       (c)
------------------------------------   -------------------     -------------------     -----------------------
Equity compensation plans approved
by security holders                            -0-                     -0-                       N/a
------------------------------------   -------------------     -------------------     -----------------------

------------------------------------   -------------------     -------------------     -----------------------
Equity compensation plans not
approved by security holders
                                           75,699,913                 $0.44                   7,765,829
------------------------------------   -------------------     -------------------     -----------------------
Total                                      75,699,913                 $0.44                   7,765,829
------------------------------------   -------------------     -------------------     -----------------------
Notes                                    (1)(2)(3)(4)(5)                                         (6)
------------------------------------   -------------------     -------------------     -----------------------

Note 1: Included in the total are 16,954,492 warrants issued with exercise prices between $.06 and $1.55 per share from inception through June 30, 2004, in connection with debt instruments, minus 2,000,000 of these warrants exercised into shares of common stock at a price of $.50 per share.

Note 2: Included in the total are 63,573,214 warrants issued with exercise prices between $.06 and $1.55 per share from inception through June 30, 2004, in connection with equity instruments, minus 25,649,020 of these warrants exercised into shares of common stock at prices between $.06 and $.35 per share.

Note 3: Included in the total are 4,553,551 warrants issued with exercise prices between $.06 and $.75 per share from inception through June 30, 2004, for placement agent fees, minus 631,000 of these warrants exercised into shares of common stock at prices between $.06 and $.75 per share.

Note 4: Included in the total are 7,552,336 warrants issued with exercise prices between $.06 and $1.54 per share from inception through June 30, 2004, for services rendered, minus 1,153,660 of these warrants exercised into shares of common stock at prices between $.08 and $.75 per share.

Note 5: Included in the total are 13,050,000 options issued to employees with exercise prices between $.31 and $1.54 per share from inception through June 30, 2004, for employment services, minus 550,000 of these options exercised into shares of common stock at prices between $.31 and $.75 per share. Such options were granted under the Plan described in Note 6 below.

Note 6: We have a 2002 Consultant Compensation Plan which authorizes us to grant non-qualified stock options with or without stock appreciation rights (SAR's) and stock bonuses to our consultants. There are 12,000,000 shares of common stock available for grant to participants under the plan. Our board of directors determined to adopt the plan to retain and compensate consultants and to provide additional incentives for consultants. Shares involved in the unexercised portion of any terminated or expired option may again be available for grant, provided that to the extent any option in whole or in part is surrendered as the result of the exercise of a SAR, the shares subject to the surrendered portion of the option will no longer be available for use under the plan. The exercise price of any option issued under the plan may not be less than 85% of the fair market value of the shares on the date of grant.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MASTER SERVICES AGREEMENT

         In April 2002, we entered into a Master Services Agreement whereby Web Tools International, Inc. (WTI) provided substantially all non-production services related to the manufacture of our voting system. Under the agreement we were charged hourly rates for WTI's employees working on our matters. In addition, we reimbursed WTI for all reimbursable expenses, as defined in the agreement. We were not charged for the use of the office space or fixed assets of WTI. All overhead related charges were included in the basic hourly rates charged to us by WTI. The agreement expired on March 31, 2004. All ideas, inventions, concepts, know-how, methods, methodologies, processes, algorithms, techniques, compilations, software and other works of authorship of any nature created or developed by WTI during the course of performance of the agreement are our exclusive property. WTI is owned and operated by Dennis Vadura and Frank Wiebe. Mr. Vadura is our Chief Executive Officer, a director and stockholder. Mr. Wiebe is our President, Treasurer, Secretary, a director and a stockholder. During the fiscal year ended June 30, 2004, WTI invoiced approximately
$1,450,000 to us under the terms of the agreement, of which approximately $1,488,000 remained due and payable as of June 30, 2004.



         From January 2002 to June 30, 2004, Andreea Porcelli, a member of our board of directors, has assisted us in the placement of our securities offerings in Europe. These offerings were excluded from registration under the Securities Act pursuant to Regulation S. As compensation for these services, Ms. Porcelli was entitled to receive $528,000 in cash and warrants to purchase an aggregate of 1,501,752 shares of our common stock at exercise prices ranging from $.1224 to $.75 per share. Ms. Porcelli has directed us to pay all cash compensation and issue all warrants to Montacino Ltd, Southampton Ltd and Continental Advisors S.A. Ms. Porcelli has advised us that she is not a beneficial owner or affiliate of any of these entities.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES



         The aggregate fees incurred for professional services rendered by our principal accountants for the audit of our financial statements, the reviews of our annual report on Forms 10-KSB or Form 10-K, the review of our unaudited financial statements included in our quarterly reports filed with the Securities and Exchange Commission, and for other services normally provided in connection with statutory filings approximated $137,000 and $95,000 for the years ended June 30, 2004 and 2003, respectively.



AUDIT-RELATED FEES

         We incurred fees of approximately $11,000 and $50,000 for the years ended June 30, 2004 and 2003, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees."

TAX FEES

         The aggregate fees incurred for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning were approximately $6,000 and $5,500, for the years ended June 30, 2004 and 2003, respectively.

ALL OTHER FEES

         We did not incur any fees for other professional services rendered by our principal accountants during the years ended June 30, 2004 and 2003.

AUDIT COMMITTEE PRE-APPROVAL POLICIES

         The board of directors acts as the audit committee, and consults with respect to audit policy, choice of auditors, and approval of out of the ordinary financial transactions.