Form 10-Q
period 2004-09-30
ACCUPOLL HOLDING CORP
filed 2004-11-10
CIK 764794

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________
     Commission File Number: _______________


                             ACCUPOLL HOLDING CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

                                 (949) 200-4000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] YES [ ] NO

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act fo 1934 subsequent to the distribution of securities under a plan confirmed under a plan confirmed by a court. [ ] YES [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 186,589,504 shares of common stock, $.001 par value per share, as of October 14, 2004.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                   ACCUPOLL HOLDING CORP. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                    ASSETS
                                                                                  (Unaudited)
                                                                                September 30, 2004      June 30, 2004
                                                                                ------------------     ---------------
CURRENT ASSETS
      Cash                                                                        $    773,961           $    113,789
      Accounts receivable, net                                                         303,895                254,895
      Inventories                                                                      375,548                168,636
                                                                                  ------------           ------------
TOTAL CURRENT ASSETS                                                                 1,453,404                537,320

      Property and equipment, net                                                       14,174                 14,012
      Capitalized software development costs                                         1,855,532              2,544,207
      Other assets                                                                      26,765                 26,246
                                                                                  ------------           ------------

      TOTAL ASSETS                                                                $  3,349,875           $  3,121,785
                                                                                  ============           ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable and accrued expenses                                       $  1,693,461           $  1,817,284
      Related party payables                                                         1,214,070              1,228,070
      Unearned revenue                                                                  35,387                 74,628
      Convertible debt, net of discount                                              3,817,100              3,304,600
      Notes payable to related parties                                                  20,000                 30,000
      Put liability related to warrant issuance                                        163,760                163,760
      Liabilities subject to compromise                                                732,470                732,544
                                                                                  ------------           ------------

TOTAL CURRENT LIABILITIES                                                            7,676,248              7,350,886
                                                                                  ------------           ------------
      Put liability related to warrant issuances
      Equity intstruments subject to rescission                                      6,300,000              6,200,000
      Equity interest of stockholders in consolidated affiliate
                                                                                  ------------           ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

      Convertible Series A preferred stock, $0.001 par value,
        80,000 shares authorized, zero shares issued or outstanding
      Common stock, par value of $0.001, 600,000,000 shares authorized;
        186,589,506 and 112,945,963 shares issued and outstanding, respectively        181,454                158,482
      Additional paid in capital                                                    15,513,645             12,046,817
      Accumulated deficit                                                          (26,321,472)           (22,634,400)
                                                                                  ------------           ------------

TOTAL STOCKHOLDERS' DEFICIT                                                        (10,626,373)           (10,429,101)
                                                                                  ------------           ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $  3,349,875              3,121,785
                                                                                  ============           ============

---------------------------------------------------------------------------------------------------------------------


Page F-1          See notes to these condensed consolidated financial statements

                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          For The Three Month Periods Ended September 30, 2004 and 2003
--------------------------------------------------------------------------------

                                          (Unaudited)
                                  September 30,  September 30,
                                       2004          2003
                                   -----------   -----------
NET SALES                              494,244

COST OF SALES                          329,357
                                    ----------    ----------

GROSS PROFIT                           164,887

OPERATING EXPENSES
       General and administrative    1,315,155       915,290
       Professional fees             2,191,277        87,327
                                    ----------    ----------

                                     3,506,432     1,002,617
                                    ----------    ----------


OPERATING LOSS                      (3,341,545)   (1,002,617)

INTEREST EXPENSE, NET                  345,527       610,073
                                    ----------    ----------

NET LOSS                            (3,687,072)   (1,612,690)
                                    ==========    ==========
BASIC AND DILUTED LOSS
    PER COMMON SHARE                     (0.02)        (0.01)
                                    ==========    ==========
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING             175,165,060   113,236,887
                                    ==========    ==========

--------------------------------------------------------------------------------
Page F-2          See notes to these condensed consolidated financial statements

--------------------------------------------------------------------------------

                             ACCUPOLL HOLDING CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Three Month Periods Ended September 30, 2004 and 2003

                                                                                            (Unaudited)
                                                                                       2004                2003
                                                                                -----------------   -----------------

Cash flows from operating activities:
     Net loss                                                                       $ (3,687,072)       $ (1,612,690)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                                   693,874                   -
         Amortization of estimated fair market value of warrants
            granted and beneficial conversion feature in connection with
            the issuance of convertible notes payable                                          -             110,033
         Amortization of beneficial conversion feature in connectionn
            with the issuance of subordinated convertible notes                                -             500,000
         Beneficial conversion feature expense                                           312,500                   -
         Estimated fair market value of options and warrants granted
            for services                                                                       -             168,000
         Vesting of previously issued stock options                                            -             136,545
         Estimated fair market value of common stock issued
            for services                                                                       -              32,930
         Options and warrants granted for services                                     1,462,900                   -
         Changes in operating assets and liabilities:                                          -                   -
            Accounts receivable                                                          (49,000)                  -
            Inventories                                                                   68,863                   -
            Prepaid expenses and other assets                                           (276,294)            (37,765)
            Accounts payable and accrued expenses                                       (123,823)            225,971
            Related party payables                                                       (14,000)             61,490
            Deferred income                                                              (39,241)                  -
                                                                                -----------------   -----------------

     Net cash used in operating activities                                            (1,651,293)           (415,486)
                                                                                -----------------   -----------------

Cash flows from investing activities:
     Increase in deferred acquisition costs                                                    -             (81,000)
     Increase in capitalized software development costs                                   (5,361)           (360,330)
                                                                                -----------------   -----------------

     Net cash used in investing activities                                                (5,361)           (441,330)
                                                                                -----------------   -----------------

Cash flows from financing activities:
     Proceeds from the issuance of notes payable to related parties                            -              50,000
     Principal payments on notes payable to related parties                              (10,000)                  -
     Proceeds from issuance of convertible subordinated debt                                   -             500,000
     Proceeds from issuance of convertible notes payable                                 512,500             200,000
     Proceeds from the issuance of notes payable                                               -                   -
     Proceeds from the issuance of common stock, net of commissions                    1,774,896              25,000
     Proceeds from issuance of common stock upon exercise of warrants,
       net of commissions                                                                 39,430             152,786
                                                                                -----------------   -----------------

     Net cash provided by financing activities                                         2,316,826             927,786
                                                                                -----------------   -----------------

Net increase (decrease) in cash                                                          660,172              70,970

Cash at beginning of period                                                              113,789                   -
                                                                                -----------------   -----------------

Cash at end of period                                                           $        773,961    $         70,970
                                                                                =================   =================


Supplemental disclosure of non-cash financing and operating activities

See accompanying notes to the condensed consolidated financial statements for additional information relating to non-cash investing and financing activities.

------------------------------------------------------------------------------------------------------------------------------------
Page F-3


NOTE 1: BASIS OF REPORTING

The accompanying condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission's ("SEC") regulations for interim financial information. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for complete set of financial statements. The unaudited condensed consolidated financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Form 10-K/A annual report of the Company, as amended, for the year ended June 30, 2004. In the opinion of management, all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year.

GOING CONCERN CONSIDERATIONS

The condensed consolidated financial statements are presented on the basis that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business over a reasonable length of time. The Company has incurred significant operating losses and has used cash in its operations since its inception. Most of this cash was expended in the development of software and systems infrastructure and in organization development and staffing. Other funds were invested in the development and protection of intellectual property, and financial investment advisory fees and commissions related to fund raising.

At September 30, 2004, the Company has an accumulated deficit approximating $26,321,000 Further, the Company has not generated any revenues from its Voting System operations,and there is no assurance of any future revenues. Consequently, the Company will require substantial additional funding for continuing the development, obtaining regulatory approval, and commercialization of its product. There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.

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

The Company has incurred losses through September 30, 2004, has negative working capital at that date of approximately $6.2 million, and has a lack of operational history which, among other factors, raise substantial doubt about its ability to continue as a going concern. The Company intends to fund operations through sales of the Voting System, but there is no commitment by any entities for the purchase of any of the proposed products. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital requirements through debt and/or equity financing

Page F-4
arrangements. Management believes that such arrangements, combined with the net proceeds from planned capital transactions will be sufficient to fund the
Company's capital expenditures, working capital needs and other cash requirements for the year ending June 30, 2005. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

These circumstances, combined with other potential liabilities raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of AccuPoll Holding Corp. (a Nevada Corporation) and its wholly owned subsidiaries, AccuPoll, Inc. and Z Prompt, Inc. ("Z Prompt"). In accordance with Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46, the accounts of Web Tools International, Inc. ("WTI") have not been consolidated for the three months ended September 30, 2004 (see "De-Consolidation of WTI" below). All significant inter-company balances and transactions have been eliminated in consolidation.

Except where the context requires otherwise, the entities named in the preceding paragraph are hereinafter collectively referred to as the "Company."

As discussed in Note 3, Z Prompt filed for bankruptcy protection in March 2004. The accompanying financial statements do not include any adjustments that may be required in connection with restructuring Z Prompt, as it proposes to reorganize under Chapter 11 of the Bankruptcy Code. In addition, as described herein, the Company and certain of its officers and principal stockholders are presently involved in civil litigation with certain former stockholders and officers of Z prompt. Management has determined that it would not be meaningful to de-consolidate the accounts of Z prompt at this time because the Company (a) has a substantial investment in Z prompt as of September 30, 2004, and (b) expects to re-gain control of this subsidiary based on the expectation that Z prompt will be able to negotiate a confirmed reorganization plan and emerge from bankruptcy by approximately March of 2005. See Note 3 for additional information regarding Z prompt. Accordingly, the Company has not deconsolidated the accounts of Z Prompt in its September 30, 2004 consolidated financial statements.

NATURE OF OPERATIONS

AccuPoll Holding Corp. does business through its wholly owned subsidiaries, AccuPoll, Inc. and Z Prompt, Inc.

AccuPoll, Inc. is engaged in the design and development of an intuitive touch-screen interface (the "Voting System") that provides a polling place electronic voting solution that is confidential, reliable, accurate, immediate, secure and auditable. While maintaining and preserving the current voter experience, the Company adds the ability to accurately capture in electronic form a voter's true intent, while simultaneously preserving the legally binding vote - the official paper ballot. The Voting System has the ability to simultaneously produce two different electronic audit trails (recorded on both the polling place administrative work station and the local voting station), in addition to generating a printed-paper ballot. The Company completed a reverse merger with a publicly traded company in May 2002 and its common stock is quoted on the Over-The-Counter Bulletin Board under the symbol "ACUP."

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

STOCK-BASED EMPLOYEE COMPENSATION

As of September 30, 2004, the Company has not adopted a stock-based employee compensation plan. The Company accounts for stock-based compensation to employees under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company did not incur any stock-based employee compensation cost for the three months ended September 30, 2004 and 2003 under APB Opinion No. 25. The following table illustrates the pro-forma effect on net loss and loss per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the three month periods ended September 30, 2004 and 2003

                                            Three Months Ended
                                               September 30,
                                      ---------------------------
                                            2004         2003
                                      -------------  ------------
Net loss available to common           $(3,687,072)   $(1,321,023)
stockholders, as reported *
Pro forma compensation expense            (181,710)     (355,000)
                                      -------------  ------------
Pro forma net loss available to
common stockholders                    $(3,868,782)   $(1,676,023)
                                      =============  ============
Loss per common share, as reported
   Basic and diluted                   $     (0.02)   $     (0.01)
                                      =============  ============
Loss per common share, pro forma
   Basic and diluted                   $     (0.02)   $     (0.01)
                                      =============  ============

* These amounts include interest related to certain equity instruments subject to rescission (see Note 2).

INVENTORIES

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

REVENUE RECOGNITION

The Company records sales when goods are shipped to the customer or upon the completion of the service. Amounts received prior to the completion of the earning process, such as maintenance contracts paid in advance, are included in deferred revenues in the accompanying condensed consolidated balance sheets.

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

LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the three month periods ended September 30, 2004 and 2003:

                                            THREE MONTHS ENDED
                                              SEPTEMBER 30,
                                      ----------------------------
                                           2004           2003
                                      --------------  ------------
Net loss                               $ (3,687,072)  $(1,321,023)
Interest related to equity
instruments subject to rescission          (100,000)           --
                                      --------------  ------------
Dilutive net loss available to
common stockholders                    $ (3,787,082)  $(1,321,023)
                                      ==============  ============
Shares used to compute loss per
common share                            175,165,060   113,236,887
                                      ==============  ============
Basic and diluted loss per common
share:                                 $      (0.02)  $     (0.01)
                                      ==============  ============

* These amounts include interest related to certain equity instruments subject to rescission (See Note 2).

DE-CONSOLIDATION OF WTI

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

As disclosed in the notes to the Company's June 30, 2004 consolidated financial statements previously filed with the SEC in amended Form 10-K/A, the Company is associated with WTI through common ownership; however, in addition, even though the Company was virtually WTI's only customer for software development services, the master services agreement with the Company expired March 31, 2004. Since that date, the Company has not used the services of WTI because the software for the Voting System is now substantially complete; any additional computer programming that may be necessary will be provided by Company employees (some of whom are former WTI employees). At this time, WTI is virtually a dormant entity with just two minor customers and only a few employees. Although the Company's September 30, 2004 payable to WTI is a substantial amount (see the preceding paragraph), there is no intent to pay this liability in the foreseeable future. Given its minimal operations at this time, management believes that WTI is no longer dependent for its continued existence upon additional subordinated financial support from the Company or its controlling stockholders. For these reasons, management has concluded that the Company is no longer the primary beneficiary of WTI . Accordingly, the accompanying financial statements do not include the accounts of WTI.

SEGMENT INFORMATION

SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," changed the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders.

It also requires entity-wide disclosures about the products and services an entity provides, the foreign countries in which it holds significant assets and its major customers. At September 30, 2004 and 2003, the Company operates in one segment, as disclosed in the accompanying consolidated statements of operations.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation.

NOTE 2: EQUITY INSTRUMENTS SUBJECT TO RESCISSION

Management discovered that the Company may be subject to possible claims rescission with respect to the sale or other issuances of common stock, options and warrants.

The Company has offered and sold a substantial number of shares of common stock and warrants and options to purchase common stock without registration under the Securities Act of 1933, as amended, or qualification under state securities laws. If any offer or sale were not exempt from, or otherwise not subject to, federal and state registration and qualification requirements, the purchaser

Page F-8
would have a number of remedies, including the right to rescind the purchase. The Securities Act of 1933, as amended, requires that any claim for rescission be brought within one year of the violation. The Company has sold approximately 9,768,000 shares of common stock and warrants and options to purchase shares of common stock in the United States within one year of September 30, 2004. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the date of the violation. The Company sold approximately 13,995,000 shares of common stock and warrants and options to purchase shares of common stock in the United States within two years of September 30, 2004.

Management is unable to determine at this time whether any claim for rescission may be filed against the Company; however, there can be no assurance that claims will not be asserted. In addition, regulatory agencies could launch a formal investigation and/or institute an enforcement proceeding against the Company.

The Company accounts for common stock and other equity instruments that may be subject to rescission claims as a put liability based on estimated fair value in accordance with the SEC's promulgated accounting rules and interpretive releases. Since equity instruments subject to rescission are redeemable at the holder's option or upon the occurrence of an uncertain event not solely within the Company's control, such equity instruments are outside thescope of SFAS No. 150 and its related interpretations. Under the SEC's interpretation of GAAP, reporting such claims outside of stockholders' equity (as "mezzanine equity") is required, regardless of how remote the redemption event may be.Thus, the Company has reported approximately $6.3 million as "mezzanine equity" in the accompanying September 30, 2004 condensed consolidated balance sheet.

As previously reported, the Company's prior year financial statements were restated. In addition, all financial information included in these notes to consolidated financial statements for the first quarter of fiscal 2003 has been adjusted.

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

The accompanying consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which assumes that assets will be realized and liabilities will be discharged in the ordinary course of business. As a result of the Chapter 11 Case, the realization of Z Prompt's assets and the liquidation of its liabilities are subject to uncertainty. In the Chapter 11 Case, a substantial portion of the Debtor's liabilities as of the Petition Date is subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect repayment of all pre-Chapter 11 liabilities as well as any pending litigation against the Debtor (see Note 7) are stayed while Z Prompt operates as a debtor-in-possession during bankruptcy proceedings. Schedules have been filed by the Debtor with the Bankruptcy Court setting forth the liabilities (approximately $ 1 million) and assets of Z Prompt as of the Petition Date based on its unaudited accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated, and will either be amicably resolved or adjudicated by the Bankruptcy Court. The ultimate amount and settlement terms of such liabilities are not presently determinable.

Financial accounting and reporting during a Chapter 11 case are prescribed by Statement of Position No. 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE ("SOP 90-7"). For financial reporting purposes, Z Prompt's pre-petition liabilities and obligations, which may be subject to settlement or otherwise dependent on the outcome of the Chapter 11 case, have been segregated and classified as "liabilities subject to compromise" in the accompanying September 30, 2004 condensed consolidated balance sheet (see
Note 10). In addition, the Company will report all significant Z Prompt transactions (other than interest expense) directly related to the Chapter 11 Case as "reorganization items" in its future statements of operations. Certain additional disclosures including (a) claims not subject to reasonable estimation of the amount to be allowed and (b) any significant difference between reported interest expense and stated contractual interest will be provided in future financial statements (as required by SOP 90-7) when such amounts are determinable and/or when the related transactions occur.

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

Although legal fees and other administrative expenses to complete Z Prompt's bankruptcy proceedings may be significant, they are not susceptible to reasonable estimation at this time; accordingly, the accompanying September 30, 2004 condensed consolidated financial statements do not include any provision for such costs not yet incurred by the Debtor.

Z Prompt could decide to reject some or all of its lease obligations in the Chapter 11 Case. This action may result in lease rejection claims pursuant to the Bankruptcy Code; any such claims would then be adjudicated by the Bankruptcy Court. No expenses for any possible lease rejection claims have been reflected in the Company's September 30, 2004 condensed consolidated financial statements.

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


Condensed balance sheet information of Z prompt as of September 30, 2004 and June 30, 2004 and results of operations for the three months ended September 30, 2004 is presented below. No comparable information is presented for the three months ended September 30, 2003 as Z Prompt was acquired effective October 2003.


                                  Z PROMPT INC.
                                 BALANCE SHEETS

--------------------------------------------------------------------------------

             ASSETS                              September 30, 2004           June 30, 2004
                                                    (unaudited)                 (unaudited)

CURRENT ASSETS
      Cash                                       $           48,675           $      34,010
      Accounts receivable, net                              296,699                 254,895
      Inventories                                            44,723                  20,667
                                                 ------------------           -------------
                                                            390,097                 309,572

OTHER, net                                                    7,950                   2,512
                                                 ------------------           -------------

      TOTAL ASSETS                               $          398,047           $     312,084
                                                 ==================           =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable and accrued expenses      $          216,865           $     301,734
      Loan from parent company                              823,380                 620,395
      Deferred revenues                                      35,387                  74,628
      Liabilities subject to compromise                     732,470                 732,544
                                                 ------------------           -------------
      TOTAL LIABILITIES                                   1,808,102               1,729,301
                                                 ------------------           -------------

STOCKHOLDERS' DEFICIT                                    (1,410,055)             (1,417,217)
                                                 ------------------           -- ----------

TOTAL LIABILITIES AND DEFICIT                    $          398,047                $312,084
                                                 ==================           =============

                                  Z PROMPT INC.
                       STATEMENT OF OPERATIONS (Unaudited)
                      THREE MONTHS ENDED SEPTEMBER 30, 2004



           NET SALES                         $   494,244

           COST OF SALES                         329,357
                                             -----------

           GROSS PROFIT                          164,187

           EXPENSES
            General and administrative            99,872
            Salaries and related                  54,967
            Interest                               3,128
                                             -----------
                                                 157,697
                                             -----------

           PRETAX INCOME                     $     7,190
                                             ===========


The September 30, 2004 balances of Z Prompt's liabilities that became subject to compromise on March 23, 2004 are as follows:

   Accounts payable and accrued expenses                          $     336,470
   Line of credit payable to a financial institution (Note 5)           225,000
   Notes payables to related parties                                    171,000
                                                                  -------------
                Total                                             $     732,470
                                                                  =============

NOTE 4: CAPITALIZED SOFTWARE DEVELOPMENT COSTS

SOFTWARE DEVELOPMENT COSTS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,", the Company capitalizes certain costs related to the development of new software products or the enhancement of existing software products for sale or license. These costs are capitalized from the point in time that technological feasibility has been established, as evidenced by a working model or detailed working-program design to the point in time that the product is available for general release to customers. Capitalized software development costs are amortized on a straight-line basis over the three-year estimated economic life of the products, beginning (as applicable) with the general product release to customers or when the Voting System qualified under certain federal standards. Research and development costs incurred prior to establishing technological feasibility and costs incurred subsequent to the events described in the preceding sentence are charged to expense as incurred.

The Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. At September 30, 2004, management believes that no revisions to the remaining useful lives or write-down of capitalized software development costs are required. The Company began amortizing its capitalized software development costs in April 2004, following the March 2004 qualification of its Voting System as complying with certain federal voting system standards; at September 30, 2004, accumulated amortization approximated $925,000.

NOTE 5: LINE OF CREDIT

The Company has a revolving line of credit agreement (the "Line") with a financial institution that matured in August 2004, as amended. The Line bears interest at 5% per annum. A shareholder of the Company who is also a former majority shareholder of Z Prompt guaranteed the Line. The terms of the Line provided for borrowings of up to $280,000. At September 30, 2004, the Company's outstanding borrowings totaled $225,000, which are included in liabilities subject to compromise on the accompanying September 30, 2004 condensed consolidated balance sheet.

NOTE 6: CONVERTIBLE DEBT

On July 2nd 2004, through a Private Placement Memorandum, the Company acquired $625,000 convertible debenture. The "Convertible Note" bears interest at 8% per annum On September 08, 2004, Accupoll Inc. returned $312,500. The balance was converted into 2,395,833 common stock, at a price value of $0.15 per share in October 2004.

The convertible feature of this note payable provides for a rate of conversion that is below market value of the common stock. This feature is normally characterized as a beneficial conversion feature ("BCF"). Pursuant to Emerging Issues Task Force ("EITF") Issue No. 98-5 ("EITF 98-5"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the Company has estimated the fair value of such BCF to approximate $312,500 which has been amortized into interest expense for the quarter ended September 30, 2004.

NOTE 7: OTHER COMMITMENTS AND CONTINGENCIES

In November 2002, the Company entered into a Location Incentives Agreement (the "Agreement") with the Amarillo Economic Development Corporation ("AEDC") to establish the Company's customer service center and voting machine repair operations in Amarillo, Texas. According to the terms of the Agreement, AEDC

Page F-12
will pay the Company $250,000 upon the Company's execution of a lease for facilities in Amarillo. The funds advanced under the Agreement are to be used solely for the operations in Amarillo. If the Company does not meet certain minimum employment requirements, as defined, it will be required to repay all amounts advanced. In connection with the Agreement, the Company granted warrants to purchase 250,000 shares of the Company's restricted common stock at an exercise price of $1.04 per share, valued at approximately $205,000 (based on the Black-Scholes pricing model), which was expensed upon issuance. In January 2003, the Company received the $250,000 and has included such amount in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets, as the Company has yet to fulfill its obligations related to the Agreement.

NOTE 8: STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK

         On September 13, 2004, the Company completed a private placement transaction with 11 accredited investors, pursuant to which the Company sold an aggregate of 3,666,447 shares of common stock. The Company received gross proceeds totaling $1,749,900. The Company issued three warrants for each two shares of common stock sold to the accredited investors. (See warrants below for further description.)

         During the three-month period ended September 30, 2004, the Company issued 18,806,248 shares of common stock in connection with a cashless exercise of warrants. The aggregate value of the warrants was $1,175,000 based on a Black-Scholes valuation model.

WARRANTS

         On September 13, 2004, the Company completed a private placement transaction with 11 accredited investors, pursuant to which the Company issued 1,833,227 Series A Warrants, 1,833,227 Series B Warrants and 1,833,227 Series C Warrants.

         The Company agreed to file with the Securities and Exchange Commission not later than 30 days after the closing date, and cause to be effective within 120 days after the closing date, a registration statement in order to register the shares of common stock issued to the investors and the shares underlying the warrants, including warrant shares issuable upon exercise of warrants issued to the placement agent (the "Registration Statement"). In addition, on one occasion, for a period commencing 91 days after the closing date, but not later than two years after the closing date, upon written request of the holders of more than 50% of the shares and warrant shares actually issued upon exercise of warrants, the Company is required to prepare and file a Registration Statement. The The A Warrants expire 150 days from the date the Registration Statement is declared effective by the Securities and Exchange Commission and are exercisable at $0.12 per share. The B Warrants expire four years after the date the Registration Statement is declared effective by the Securities and Exchange Commission and are exercisable at $0.15 per share. The C Warrants expire three years after the date the Registration Statement is declared effective by the Securities and Exchange Commission and are exercisable at $0.50 per share.


         The Company may call the warrants beginning 30 trading days after the effective date of the Registration Statement and ending 30 trading days before effective date of the Registration Statement and ending 30 trading days before the expiration of the warrants. A call notice may be given by AccuPoll for the A Warrants only within five trading days after the common stock has had a closing price as reported for the principal market of $0.24 or higher for 15 consecutive trading days. A call notice may be given by AccuPoll for the B Warrants only within five trading days after the common stock has had a closing price as reported for the principal market of $0.30 or higher for 15 consecutive trading days. A call notice may be given by the Company for the C Warrants only within five trading days after the common stock has had a closing price as reported for the principal market of $1.00 or higher for 15 consecutive trading days.

NOTE 9: SUBSEQUENT EVENTS

         On November 4, 2004, the Company. completed a private placement transaction with 11 accredited investors, pursuant to which it sold an aggregate of 6,050,000 shares of common stock, 3,025,000 Series A Warrants, 3,025,000 Series B Warrants and 3,025,000 Series C Warrants. The Company received gross proceeds totaling $605,000. For each two shares of common stock, AccuPoll issued investors one A Warrant, one B Warrant and one C Warrant. Each two shares and three warrants were sold at a price of $0.20. The private placement was deemed exempt from registration requirements under Rule 506 of Regulation D under the Securities Act of 1933.

         In addition, the Company issued the placement agents warrants to purchase 756,250 shares of common stock, exercisable for five years at an exercise price of $0.18 per share.

         The Company agreed to file with the Securities and Exchange Commission not later than 30 days after the closing date, and cause to be effective within 120 days after the closing date, a registration statement in order to register the shares of common stock issued to the investors and the shares underlying the warrants, including warrant shares issuable upon exercise of warrants issued to the placement agent (the "Registration Statement"). See Current Report on Form 8-K filed by the Company in November 2004 for further information.

NOTE 10:  RELATED PARTY PAYABLES

         At September 30, 2004, the Company owes $1,214,070 to WTI, an affiliated company for services under a master services agreement. WTI is affiliated with the Company through common ownership. The obligation is noninterest bearing and not subject to a maturity date.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS.

GENERAL

         We are in the business of developing and marketing computerized voting machines and their associated products and services for use in federal, state, local and private elections. We have developed a direct recording electronic
(DRE) voting system that provides a voter-verified paper audit trail that is both human and machine readable. Our system was qualified as meeting the federal voting system standards on March 25, 2004 and we believe that it is currently the only electronic voting system providing these features that is so qualified. As of November 1, 2004, our DRE voting system was certified by the states of Alabama, Arkansas, Kentucky, Mississippi, Ohio, South Dakota, Utah and West Virginia. We currently are in the process of applying for certification in additional states.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenues:

         Net Sales for the quarter ending September 30, 2004 were $494,244 as compared to net sales for the three months ending September 30, 2003 of $0. The increase in net sales is solely due to the acquisition of Zprompt, Inc. which was consolidated beginning October 31, 2003.

Cost of goods sold:

         Cost of goods sold for the quarter ending September 30, 2004 were $329,357, as compared to $0 for the quarter ending September 30, 2003. The increase in net sales is solely due to the acquisition of Zprompt, Inc. which was consolidated beginning October 31, 2003.

General and Administrative Expenses:

         General and Administrative expenses for the quarter ended September 30, 2004 were $1,315,155 as compared to $915,290 for the quarter ended September 30, 2003, and increase of 44%. The increase is a result of fees associated with our September private placement, and increased salary expenses resulting from the acquisition of Zprompt Inc.

Professional Fees:

         Professional Fees for the quarter ended September 30, 2004 were $2,191,277 as compared to $87,327 for the quarter ended September 30, 2003, an increase of 2,400%. The increase is a result of charges of expenses associated with various warrants which were granted beginning in May of 2002, and exercised during this quarter.

Interest Expense:

         Interest Expenses for the quarter ended September 30, 2004 were $345,527 as compared to $610,073 for the quarter ended September 30, 2003, a decrease of 77%. The decrease is a result of less expenses incurred in this quarter, compared to the prior year period, related to beneficial conversion features of equity instruments issued at below market.

Net Loss:

         Net loss for the quarter ended September 30, 2004 was $3,687,072 as compared to $1,612,690 for the quarter ended September 30, 2003, a 129% increase. The increase is primarily due to non-cash professional fees associated with the cashless exercise of warrants.

LIQUIDITY AND CAPITAL RESOURCES

         From August 2001, the date of our inception, through September 30, 2004, we have raised a total of approximately $11.3 million from the sale of common stock and convertible notes and other securities.

         As of September 30, 2004 we had cash of approximately $773,961 and a working capital deficiency of approximately $6.2 million. Our accumulated deficit as of September 30, 2004 was approximately $26.3 million.

         In November 2003, we secured a $5 million dollar revolving credit facility, in the form of two seven-month convertible notes. The notes bear interest at an annual rate of 10% and originally matured on June 30, 2004, but have been extended to December 31, 2004. The notes are convertible on 90 days written notice by the holders at the lesser of (i) 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date or (ii) $.0625 per share. At September 30, 2004, we had borrowed $2,380,000 under such notes.

         We have a convertible debenture with Palisades Holdings, LLC whereby Palisades Holdings, at its discretion, may provide us loans of up to $1,250,000. The convertible debenture bears interest at an annual rate of 10% and originally matured on June 30, 2004, but has been extended to December 31, 2004. The debenture is convertible on 90 days written notice by Palisades Holdings at the lesser of (i) 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date or (ii) $.0625 per share. At September 30, 2004, we had borrowed $836,000 under such debenture.

         We have a convertible  debenture  with C&S  Consolidated  Services Hong
Kong. The convertible debenture bears interest at an annual rate of 7% and matures on October 14, 2004. The debenture is convertible in to shares of common stock of $0.35 per share. At September 30, 2004, we had balance of $288,600 under such debenture.

         We have a convertible debenture with 5 accredited investors.. The convertible debenture bears interest at an annual rate of 8% and matures on July 2, 2007. The debenture is convertible in to shares of common stock of $.15 per share. At September 30, 2004, we had balance of $312,500 under such debenture.

CAPITAL EXPENDITURES

         We anticipate certain capital expenditures related to developing and testing subsequent versions of the voting system hardware and software. We estimate such capital expenditures for hardware to be approximately $250,000 and an additional $250,000 for software over the course of the fiscal year ending June 30, 2005. We will rely on future fund raising in order to pay for development and testing of these subsequent versions.

GOING CONCERN

         We have incurred losses from operations since inception, have negative working capital of approximately $6.2 million at September 30, 2004, and lack operational history. These conditions, among others, raise substantial doubt about our ability to continue as a going concern.

         We have not generated any revenues from our Voting System operations, and there is no assurance of any future revenues. We will require substantial additional funding for continuing the development, obtaining regulatory approval, and commercialization of our product. There is no assurance that we will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on satisfactory terms.

         Management has taken the following actions to address these matters:

         o Retention of experienced management personnel with particular skills in the commercialization of such products;

         o Attainment of technology to develop such products and additional products; and

         o Raising additional funds through the sale of debt and/or equity securities.

         Federal, State and various foreign government regulations govern the sale of our products. There can be no assurance that we will receive the regulatory approval required to market our proposed products.

         The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As stated above, we have incurred losses through September 30, 2004, have negative working capital at that date and have a lack of operational history which, among other factors, raise substantial doubt about our ability to continue as a going concern. We intend to fund operations through sales of the Voting System, but there is no commitment by any entities for the purchase of any of the proposed products. In the absence of significant sales and profits, we may seek to raise additional funds to meet our working capital requirements through debt and/or equity financing arrangements. Management believes that such arrangements will be sufficient to fund our capital expenditures, working capital needs and other cash requirements for the year ending June 30, 2005. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

         These circumstances, combined with the potential liability associated with certain equity instruments subject to rescission (see Note 2 to the accompanying financial statements for additional information), raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INFLATION

         Our management believes that inflation has not had a material effect on our results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

CONTRACTUAL OBLIGATIONS

         As of September 30, 2004, we had the following contractual obligations:

                                                              Payments due by period
                                            -----------------------------------------------------------
                                                      Less than                             More than 5
Contractual Obligations                     TOTAL       1 YEAR     1-3 YEARS    3-5 YEARS      YEARS
--------------------------------------      -----     ---------    ---------    ---------   -----------
Operating Lease Obligations
     Greenberg Farrow Architecture
          - Tustin office                 $132,000                 $132,000     $      -    $        -
     Olen Lease - Irvine facility          $39,911      $39,911
     Amarillo Grant - Texas facility      $250,000     $250,000

Long-Term Debt
     Bank of America Line of Credit       $225,000     $225,000
     Notes Payable                        $191,583     $191,583

Convertible Debt                        $3,504,600   $3,504,600

Consulting Agreements
     National Strategies Inc.              $60,000      $60,000
                                        ----------   ----------    ---------    ---------   -----------
Total                                   $4,403,094   $4,271,094    $132,000     $      -    $        -
                                        ==========   ==========    =========    =========   ===========

BUSINESS TRENDS

         There are three business trends evident in the market today that are material to our operations. The first is the delay in the procurement cycle until after the November 2004 election. This trend was influenced by two factors: 1) the delay in the distribution of the federal funds by the United States Election Assistance Commission, and 2) the November 2004 Presidential Election. The delay in the distribution of the federal funds was caused by the delay in nominating and confirming the Election Assistance Commissioners (scheduled to be completed by April 2003, but instead was completed in December
2003), and the delay on the part of some states in meeting all the requirements for the funds to be released by the Election Assistance Commission. With the delay in funding until June 2004, less than five months before the November 2004 election, the majority of counties have decided not to risk making any changes until after the November 2004 election.

         The second business trend is the growing momentum of the movement for a VOTER VERIFIED PAPER AUDIT TRAIL (VVPAT). As of September 2004, eighteen states (Alabama, Alaska, Arizona, California, Connecticut, Georgia, Illinois, Maine, Maryland, Minnesota, New Hampshire, New Jersey, New York, Ohio, Vermont,
Virginia, West Virginia and Wisconsin) have either passed or are actively considering legislation that would make it a requirement for any direct recording electronic (DRE) voting system used in the state to produce a VVPAT. In another five states (California, Missouri, Oregon, New Hampshire and Nevada), the Secretary of State has issued a directive mandating VVPAT in the state.

         The third business trend is the growing list of states that are requiring DRE voting systems to be qualified under the 2002 federal voting system standards. This requirement is primarily focused in states where electronic voting systems have not been previously used (e.g., Illinois, Missouri, Iowa and North Carolina).

         Overall the net impact of these trends on AccuPoll is positive. AccuPoll already has a DRE voting system with a VVPAT qualified under the 1990 federal voting system standards. We are currently in the process of testing our DRE voting system under the 2002 federal voting system standards. We expect to complete federal qualification testing under the 2002 federal voting system standards by January 1, 2005. This places AccuPoll in position as one of the few vendors with a DRE voting system that is federally qualified under the 2002 voting system standards and has a VVPAT in time for the beginning of the procurement cycle after the November 2004 election. This is especially important in states like Missouri and Illinois that have not previously authorized DRE voting systems to be used in the state, but must at a minimum meet the accessibility requirements under the Help America Vote Act of 2002 (i.e., one DRE voting machine per polling place).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Changes in United States interest rates would affect the interest earned on our cash and cash equivalents. Based on our overall interest rate exposure at September 30, 2004, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. Our debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on our financial position or results of operations.

ITEM 4.  CONTROLS AND PROCEDURES.

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

         We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. This evaluation was carried out under the supervision and with the participation of our management, including our principal (chief) executive officer and principal (chief) financial officer. Based upon the evaluation, our principal (chief) executive officer and principal (chief) financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at September 30, 2004.

         There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         In December 2003, Paul Musco, the ex-President of our wholly-owned subsidiary, Z prompt, Inc. filed suit against us and Z prompt in Superior Court of California, County of Orange, California. The claim alleged breach of contract, fraud and misrepresentation stemming from our acquisition of, and his termination of his employment with, Z prompt. Mr. Musco is seeking damages in excess of $800,000, plus punitive damages. We believe that Mr. Musco breached his agreements with Z prompt and we have filed a cross complaint for breach of contract, fraud, negligence and breach of fiduciary duty seeking $2,000,000. Mr. Musco has since filed his own cross-complaint against us, Dennis Vadura, Frank Wiebe and Craig Hewitt alleging fraud and tortious interference with contract. Paul Musco has also modified his complaint to include additional damages for alleged losses resulting from his inability to sell his shares of AccuPoll Holding Corp. In addition, Michael Shockett, a former employee, has joined the suit and filed a cross complaint against us, Z prompt, Dennis Vadura, Frank Wiebe and Craig Hewitt alleging fraud, tortuous interference with contract and wrongful termination. Michael Shockett was terminated from employment with us in April 2004 for cause. Although no assurance can be given that we will prevail on the merits, we will vigorously defend these allegations. The case is set for trial in early January, 2005. The case is currently in discovery.

         In October 2003, a former employee of Z prompt, Nathalie Luu, filed suit against us and Z prompt in Superior Court of California, County of Orange, California. The complaint claims wrongful termination, intentional infliction of emotional distress and retaliatory discharge, based on allegations that the plaintiff was terminated for reporting to management alleged fraudulent accounting practices by Z prompt management. The former employee is seeking $112,000 in monetary damages including loss of wages, plus punitive damages. The case is currently in discovery.

         On March 23, 2004, our wholly-owned subsidiary, Z prompt, Inc., filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Central District of California. As of September 30, 2004, Z prompt had not filed a proposed Plan of Reorganization. The Company is currently in the process of preparing it's disclosure statement, and a draft of the proposed plan of re-organization.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Common Stock

         On September 13, 2004, we completed a private placement transaction with 11 accredited investors, pursuant to which we sold an aggregate of 3,666,447 shares of common stock, and an aggregate of 1,833,227 Series A
Warrants, 1,833,227 Series B Warrants and 1,833,227 Series C Warrants. We received gross proceeds totaling $1,749,900. The private placement was exempt from registration under Rule 506 of Regulation D under the Securities Act of 1933, as amended.

         During the three-month period ended September 30, 2004, we issued 18,806,248 shares of common stock in connection with a cashless exercise of warrants. These warrants had originally been issued under a June 2002 consulting agreement, and the aggregate value of the warrants is approximately $1,175,000. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Warrants

Subsequent Events

         During October, 2004 Hyde Investments converted $200,000 of their convertible debt into 3,200,000 shares of common stock. The transaction was exempt from registration under Regulation S under the Securities Act of 1933, as amended.

         In November, 2004, we completed a private placement transaction with 11 accredited investors, pursuant to which we sold an aggregate of 6,050,000 shares of common stock, and 6,050,000 Series A warrants, 6,050,000 Series B warrants, and 6,050,000 Series C warrants. We received gross proceeds totaling $605,000. This private placement also triggered a reset to exercise prices of warrants sold pursuant to the September 13, 2004 private placement described above. The private placement was exempt from registration under Rule 506 of Regulation D under the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There was no matter submitted to a vote of security holders during the period covered by this report.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

EXHIBIT NUMBER                         DESCRIPTION
--------------    --------------------------------------------------------------
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

3.1 Articles of Incorporation dated January 25, 1985 (Incorporated by reference from Exhibit 3(i) to Form 10-KSB for fiscal year ended June 30, 2000, filed September 8, 2000)

3.2 Amendment to Articles of Incorporation dated November 4, 1985 (Incorporated by reference from Exhibit 3(ii) to Form 10-KSB for the fiscal year ended June 30, 2000, filed September 8,
                  2000)

3.3 Certificate of Amendment to Articles of Incorporation dated May 2, 2002 (Incorporated by reference from Exhibit 3.3 to Form 10-K/A for the fiscal year ended June 30, 2004, filed October 6, 2004)

3.4 Certificate of Amendment to Articles of Incorporation dated May 23, 2002 (Incorporated by reference from Exhibit 3.4 to Form 10-K/A for the fiscal year ended June 30, 2004, filed October 6, 2004)

3.5 Certificate of Amendment to Articles of Incorporation dated June 2, 2003 (Incorporated by reference from Exhibit 3.5 to Form 10-K/A for the fiscal year ended June 30, 2004, filed October 6, 2004)

3.6 Bylaws (Incorporated by reference to Exhibit 3(iii) to Form 10-KSB for the fiscal year ended June 30, 2000, filed September 8, 2000)

3.7 Amendment to Bylaws dated April 20, 2000 (Incorporated by reference from Exhibit 3.7 to Amendment No. 1 to Form 10-K for the fiscal year ended June 30, 2004, filed October 6, 2004)

4.1 Debenture, dated June 20, 2003 between AccuPoll and Palisades Holdings, LLC (Incorporated by reference from Exhibit 4.1 to Form 10-KSB/A for the fiscal year ended June 30, 2003, filed June 8, 2004)

4.2 Debenture, dated November 20, 2003, by and between AccuPoll Holding Corp., AccuPoll, Inc. and Hyde Investments, Ltd, as amended (Incorporated by reference from Exhibit 10.1 to Form 10-Q/A for the quarter ended December 31, 2003, filed June 8,
                  2004)

4.3 Debenture, dated November 20, 2003, by and between AccuPoll Holding Corp., AccuPoll, Inc. and Livingston Investments, Ltd., as amended (Incorporated by reference from Exhibit 10.1 to Form 10-Q/A for the quarter ended December 31, 2003, filed June 8, 2004)

4.4 Convertible Note, dated July 2003, between AccuPoll and Pan American Management (Incorporated by reference from Exhibit
                  10.1 to Form 10-Q/A for the quarter ended September 30, 2003, filed June 8, 2004)

4.5 Subscription Agreement, dated September 8, 2004 (Incorporated by reference from Exhibit 4.1 to Form 8-K, filed September 17,
                  2004)

4.6 Form of Common Stock Purchase Warrant A (Incorporated by reference from Exhibit 4.2 to Form 8-K, filed September 17,
                  2004)

EXHIBIT NUMBER                         DESCRIPTION
--------------    --------------------------------------------------------------


4.7 Form of Common Stock Purchase Warrant B (Incorporated by reference from Exhibit 4.3 to Form 8-K, filed September 17,
                  2004)

4.8 Form of Common Stock Purchase Warrant C (Incorporated by reference from Exhibit 4.4 to Form 8-K, filed September 17,
                  2004)

4.9 Form of Placement Agent Warrant (Incorporated by reference from Exhibit 4.5 to Form 8-K, filed September 17, 2004)

4.10              Form of Funds Escrow Agreement (Incorporated by reference from
                  Exhibit 4.6 to Form 8-K, filed September 17, 2004)

4.11 Subscription Agreement, dated November 4, 2004 (Incorporated by reference from Exhibit 4.1 to Form 8-K, filed November 10,
                  2004)

4.12              Form of Common Stock  Purchase  Warrant  A  (Incorporated   by
                  reference from Exhibit 4.2 to Form 8-K, filed November 10,
                  2004)

4.13              Form of Common Stock   Purchase   Warrant B  (Incorporated  by
                  reference from Exhibit 4.3 to Form 8-K, filed November 10,
                  2004)

4.14              Form of Common Stock   Purchase   Warrant C  (Incorporated  by
                  reference from Exhibit 4.4 to Form 8-K, filed November 10,
                  2004)

4.15 Form of Placement Agent Warrant (Incorporated by reference from Exhibit 4.5 to Form 8-K, filed November 10, 2004)

4.16              Form of Funds Escrow   Agreement  (Incorporated  by  reference
                  from Exhibit 4.6 to Form 8-K, filed November 10, 2004)

9.1 Proxy in favor of Dennis Vadura and Frank Wiebe from Picasso, LLC (Incorporated by reference from Exhibit 10.9 to the Form 10-KSB for the fiscal year ended June 30, 2002, filed October 7, 2002)

9.2 Proxy in favor of Dennis Vadura and Frank Wiebe from ViperTrust (Incorporated by reference from Exhibit 10.10 to the Form 10-KSB for the fiscal year ended June 30, 2002, filed October 7, 2002)

9.3 Proxy in favor of Dennis Vadura and Frank Wiebe from Aramis Investment, LLC (Incorporated by reference from Exhibit 9.3 to Form 10-KSB/A for the fiscal year ended June 30, 2003, filed June 8, 2004)

9.4 Proxy in favor of Dennis Vadura and Frank Wiebe from The Glacier Trust (Incorporated by reference from Exhibit 9.4 to Form 10-KSB/A for the fiscal year ended June 30, 2003, filed June 8, 2004)

9.5 Proxy in favor of Dennis Vadura and Frank Wiebe from Morpheus Trust (Incorporated by reference from Exhibit 9.5 to Form 10-KSB/A for the fiscal year ended June 30, 2003, filed June 8, 2004)

10.1 Stock Exchange Agreement dated May 20, 2002, between WIPC and AccuPoll, Inc., Dennis Vadura and Frank Wiebe (Incorporated by reference from Exhibit 1 to Form 8-K/A, filed May 28, 2002)

10.2 Employment Agreement, dated May 20, 2002, between Dennis Vadura and AccuPoll (Incorporated by reference from Exhibit
                  10.2 to Form 10-KSB/A for the fiscal year ended June 30, 2003, filed June 8, 2004)

10.3 Employment Agreement, dated May 20, 2002, between Frank Wiebe and AccuPoll (Incorporated by reference from Exhibit 10.2 to Form 10-KSB/A for the fiscal year ended June 30, 2003, filed June 8, 2004)

EXHIBIT NUMBER                         DESCRIPTION
--------------    --------------------------------------------------------------



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

10.10 Exclusive Territory and Compensation Agreement, November 4, 2003, by and between AccuPoll and AmCad, LLC (Incorporated by reference from Exhibit 10.12 to Form 10-KSB/A for the fiscal year ended June 30, 2003, filed June 8, 2004)

10.11 Standard Sublease dated July 23, 2003 between Greenberg Farrow Architecture, Inc. and AccuPoll (Incorporated by reference from Exhibit 10.14 to Form 10-KSB/A for the fiscal year ended June 30, 2003, filed June 8, 2004)

10.12 Teaming Agreement dated July 9, 2004 by and between AccuPoll, Inc. and Alternative Resources Corporation (Incorporated by reference from Exhibit 10.12 to Form 10-K for the fiscal year ended June 30, 2004, filed September 28, 2004)

10.13 Exclusive Supply Agreement dated December 20, 2001 by and between Source Technologies, Inc. and Web Tools International, Inc. (Incorporated by reference from Exhibit 10.13 to Form10-K for the fiscal year ended June 30, 2004, filed September 28,
                  2004)

31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1              Certification by Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2              Certification by Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)      REPORTS ON FORM 8-K.

         On July 1, 2004, we filed a report on Form 8-K under Items 2 and 7, reporting the acquisition of 100% of the issued and outstanding capital stock of NTS Data Services, Inc. As of August 31, 2004 the transaction had not closed due to certain conditions of the transaction not being met and NTS provided us a letter expressing interest not to move forward with the contemplated transaction.

         On September 2, 2004, we filed a report on Form 8-K under Item 5.02, reporting the appointment of Phil Trubey to our Board of Directors.

         On September  17, 2004, we filed a report on Form 8-K under Items 1.01,
3.02 and 9.01, reporting the completion of a private placement transaction with 11 accredited investors, pursuant to which we sold an aggregate of 3,666,447 shares of common stock, 1,833,227 Series A Warrants, 1,833,227 Series B Warrants and 1,833,227 Series C Warrants. We received gross proceeds totaling $1,649,900.10. For each two shares of common stock, we issued investors one A Warrant, one B Warrant and one C Warrant. Each two shares and three warrants were sold at a price of $0.90. The private placement was exempt from registration under Rule 506 of Regulation D under the Securities Act of 1933, as amended.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ACCUPOLL HOLDING CORP.

Dated:   November 10, 2004           By: /s/ Dennis Vadura
                                        -------------------------------------
                                        Dennis Vadura,
                                        Chief Executive Officer and Director


Dated:   November 10, 2004          By:  /s/ Frank J. Wiebe
                                        -------------------------------------
                                        Frank J. Wiebe,
                                        President, Secretary, Treasurer
                                        and Director


Dated:   November 10, 2004          By:  Craig A. Hewitt
                                        -------------------------------------
                                        Craig A. Hewitt,
                                        Chief Financial Officer and Principal
                                        Accounting Officer