Form 10-Q/A
period 2004-09-30
ACCUPOLL HOLDING CORP
filed 2005-01-31
CIK 764794

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                   ACCUPOLL HOLDING CORP. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                    ASSETS
                                                                                  (Unaudited)
                                                                                September 30, 2004      June 30, 2004
                                                                                ------------------     ---------------
CURRENT ASSETS
      Cash                                                                        $    773,961           $    113,789
      Accounts receivable, net                                                         303,895                254,895
      Inventories                                                                      375,548                168,636
                                                                                  ------------           ------------
TOTAL CURRENT ASSETS                                                                 1,453,404                537,320

      Property and equipment, net                                                       14,174                 14,012
      Capitalized software development costs                                         1,855,532              2,544,207
      Other assets                                                                      26,765                 26,246
                                                                                  ------------           ------------

      TOTAL ASSETS                                                                $  3,349,875           $  3,121,785
                                                                                  ============           ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable and accrued expenses                                       $  1,693,461           $  1,817,284
      Related party payables                                                         1,214,070              1,228,070
      Unearned revenue                                                                  35,387                 74,628
      Convertible debt, net of discount                                              3,817,100              3,304,600
      Notes payable to related parties                                                  20,000                 30,000
      Put liability related to warrant issuance                                        163,760                163,760
      Liabilities subject to compromise                                                732,470                732,544
                                                                                  ------------           ------------

TOTAL CURRENT LIABILITIES                                                            7,676,248              7,350,886
                                                                                  ------------           ------------

      Equity instruments subject to rescission                                      6,300,000              6,200,000
                                                                                  ------------           ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

      Convertible Series A preferred stock, $0.001 par value,
        80,000 shares authorized, zero shares issued or outstanding
      Common stock, par value of $0.001, 600,000,000 shares authorized;
        183,849,710 and 158,482,171 shares issued and outstanding, respectively        183,850                158,482
      Additional paid in capital                                                    15,511,249             12,046,817
      Accumulated deficit                                                          (26,321,472)           (22,634,400)
                                                                                  ------------           ------------

TOTAL STOCKHOLDERS' DEFICIT                                                        (10,626,373)           (10,429,101)
                                                                                  ------------           ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $  3,349,875              3,121,785
                                                                                  ============           ============

---------------------------------------------------------------------------------------------------------------------


Page F-1          See notes to these condensed consolidated financial statements

                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          For The Three Month Periods Ended September 30, 2004 and 2003
--------------------------------------------------------------------------------

                                          (Unaudited)
                                  September 30,  September 30,
                                       2004          2003
                                                (As Restated)
                                    ----------    ----------
NET SALES                          $   494,244   $

COST OF SALES                          329,357
                                    ----------    ----------

GROSS PROFIT                           164,887

OPERATING EXPENSES
       General and administrative    1,315,155       915,290
       Professional fees             2,191,277        87,327
                                    ----------    ----------

                                     3,506,432     1,002,617
                                    ----------    ----------


OPERATING LOSS                      (3,341,545)   (1,002,617)

INTEREST EXPENSE, NET                  345,527       610,073
                                    ----------    ----------

NET LOSS                           $(3,687,072)  $(1,612,690)
                                    ==========    ==========
BASIC AND DILUTED LOSS
    PER COMMON SHARE               $     (0.02)  $     (0.02)
                                    ==========    ==========
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING             175,165,060   113,236,887
                                    ==========    ==========

--------------------------------------------------------------------------------
Page F-2          See notes to these condensed consolidated financial statements

--------------------------------------------------------------------------------

                             ACCUPOLL HOLDING CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Three Month Periods Ended September 30, 2004 and 2003

                                                                                            (Unaudited)
                                                                                       2004                2003
                                                                                -----------------   -----------------

Cash flows from operating activities:
     Net loss                                                                       $ (3,687,072)       $ (1,612,690)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                                   693,874                   -
         Amortization of estimated fair value of warrants
            granted and beneficial conversion feature in connection with
            the issuance of convertible notes payable                                          -             110,033
         Amortization of beneficial conversion feature in connectionn
            with the issuance of subordinated convertible notes                                -             500,000
         Beneficial conversion feature expense                                           312,500                   -
         Estimated fair value of options and warrants granted
            for services                                                                       -             168,000
         Vesting of previously issued stock options                                            -             136,545
         Estimated fair value of common stock issued
            for services                                                                       -              32,930
         Options and warrants granted for services                                     1,462,900                   -
         Changes in operating assets and liabilities:
            Accounts receivable                                                          (49,000)                  -
            Inventories                                                                   68,863                   -
            Prepaid expenses and other assets                                           (276,294)            (37,765)
            Accounts payable and accrued expenses                                       (123,823)            225,971
            Related party payables                                                       (14,000)             61,490
            Deferred income                                                              (39,241)                  -
                                                                                -----------------   -----------------

     Net cash used in operating activities                                            (1,651,293)           (415,486)
                                                                                -----------------   -----------------

Cash flows from investing activities:
     Increase in deferred acquisition costs                                                    -             (81,000)
     Increase in capitalized software development costs                                   (5,361)           (360,330)
                                                                                -----------------   -----------------

     Net cash used in investing activities                                                (5,361)           (441,330)
                                                                                -----------------   -----------------

Cash flows from financing activities:
     Proceeds from the issuance of notes payable to related parties                            -              50,000
     Principal payments on notes payable to related parties                              (10,000)                  -
     Proceeds from issuance of convertible subordinated debt                                   -             500,000
     Proceeds from issuance of convertible notes payable                                 512,500             200,000
     Proceeds from the issuance of common stock, net of commissions                    1,774,896              25,000
     Proceeds from issuance of common stock upon exercise of warrants,
       net of commissions                                                                 39,430             152,786
                                                                                -----------------   -----------------

     Net cash provided by financing activities                                         2,316,826             927,786
                                                                                -----------------   -----------------

Net increase in cash                                                                     660,172              70,970

Cash at beginning of period                                                              113,789                   -
                                                                                -----------------   -----------------

Cash at end of period                                                           $        773,961    $         70,970
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

GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements are presented on the basis that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business over a reasonable length of time. The Company has incurred significant operating losses and has used cash in its operations since its inception. Most of this cash was expended in the development of software and systems infrastructure and in organization development and staffing. Other funds were invested in the development and protection of intellectual property, and financial investment advisory fees and commissions related to fund raising.

At September 30, 2004, the Company has an accumulated deficit approximating $26,321,000. Further, the Company has not generated any revenues from its Voting System operations, and there is no assurance of any future revenues. Consequently, the Company will require substantial additional funding for continuing the development, obtaining regulatory approval, and commercialization of its product. There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.

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

The Company has incurred losses through September 30, 2004, had negative working capital at that date of approximately $6.2 million, and has a lack of operational history which, among other factors, raise substantial doubt about its ability to continue as a going concern. The Company intends to fund operations through sales of the Voting System, but there is no commitment by any entities for the purchase of any of the proposed products. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital requirements through debt and/or equity financing

Page F-4
arrangements. Management believes that such arrangements, combined with the net proceeds from planned capital transactions will be sufficient to fund the
Company's capital expenditures, working capital needs and other cash requirements for the year ending June 30, 2005. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

These circumstances, combined with other potential liabilities (including the liability discussed in Note 2) raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of AccuPoll Holding Corp. (a Nevada Corporation) and its wholly owned subsidiaries, AccuPoll, Inc. and Z Prompt, Inc. ("Z Prompt"). In accordance with Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46, the accounts of Web Tools International, Inc. ("WTI") have not been consolidated for the three months ended September 30, 2004 (see "De-Consolidation of WTI" below). All significant inter-company balances and transactions have been eliminated in consolidation.

Except where the context requires otherwise, the entities named in the preceding paragraph are hereinafter collectively referred to as the "Company."

As discussed in Note 3, Z Prompt filed for bankruptcy protection in March 2004. The accompanying financial statements do not include any adjustments that may be required in connection with restructuring Z Prompt, as it proposes to reorganize under Chapter 11 of the Bankruptcy Code. In addition, as described elsewhere herein, the Company and certain of its officers and principal stockholders are presently involved in civil litigation with certain former stockholders and officers of Z prompt. Management has determined that it would not be meaningful to de-consolidate the accounts of Z prompt at this time because the Company (a) has a substantial negative investment in Z prompt as of September 30, 2004, and
(b) expects to re-gain control of this subsidiary based on the expectation that Z prompt will be able to negotiate a confirmed reorganization plan and emerge from bankruptcy by approximately March of 2005. See Note 3 for additional information regarding Z prompt. Accordingly, the Company has not deconsolidated the accounts of Z Prompt in its September 30, 2004 consolidated financial statements.

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

                                            Three Months Ended
                                               September 30,
                                      ---------------------------
                                            2004         2003
                                      -------------  ------------
Net loss available to common           $(3,687,072)   $(1,751,690)
stockholders, as reported *
Pro forma compensation expense            (181,710)     (355,000)
                                      -------------  ------------
Pro forma net loss available to
common stockholders                    $(3,868,782)   $(2,106,690)
                                      =============  ============
Loss per common share, as reported
   Basic and diluted                   $     (0.02)   $     (0.02)
                                      =============  ============
Loss per common share, pro forma
   Basic and diluted                   $     (0.02)   $     (0.02)
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

LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the three month periods ended September 30, 2004 and 2003:

                                            THREE MONTHS ENDED
                                              SEPTEMBER 30,
                                      ----------------------------
                                           2004           2003
                                                      (As Restated)
                                      --------------  ------------
Net loss                               $ (3,687,072)  $(1,612,690)
Interest related to equity
instruments subject to rescission          (100,000)     (139,000)
                                      --------------  ------------
Dilutive net loss available to
common stockholders                    $ (3,787,082)  $(1,751,690)
                                      ==============  ============
Shares used to compute loss per
common share                            175,165,060   113,236,887
                                      ==============  ============
Basic and diluted loss per common
share:                                 $      (0.02)  $     (0.02)
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

As disclosed in the notes to the Company's June 30, 2004 consolidated financial statements previously filed with the SEC in amended Form 10-K/A, the Company is associated with WTI through common ownership; however, even though the Company was virtually WTI's only customer for software development services, the master services agreement with the Company expired March 31, 2004. Since that date, the Company has not used the services of WTI because the software for the Voting System is now substantially complete; any additional computer programming that may be necessary will be provided by Company employees (some of whom are former WTI employees). At this time, WTI is virtually a dormant entity with just two minor customers and only a few employees. Although the Company's September 30, 2004 payable to WTI is a substantial amount (see Note 10), there is no intent to pay this liability in the foreseeable future. Given its minimal operations at this time, management believes that WTI is no longer dependent for its continued existence upon additional subordinated financial support from the Company or its controlling stockholders. For these reasons, management has concluded that the Company is no longer the primary beneficiary of WTI . Accordingly, the accompanying financial statements do not include the accounts of WTI.

SEGMENT INFORMATION

SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," changed the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders.

It also requires entity-wide disclosures about the products and services an entity provides, the foreign countries in which it holds significant assets and its major customers. At September 30, 2004 and 2003, the Company operates in one segment, as disclosed in the accompanying condensed consolidated statements of operations.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation.

NOTE 2: EQUITY INSTRUMENTS SUBJECT TO RESCISSION

The Company may be subject to possible claims for rescission with respect to the sale or other issuances of certain common stock, options and warrants.

The Company has offered and sold a substantial number of shares of common stock and warrants and options to purchase common stock without registration under the Securities Act of 1933, as amended (the "Securities Act"), or qualification under state securities laws. If any offer or sale were not exempt from, or otherwise not subject to, federal and state registration and qualification requirements, the purchaser

Page F-8
would have a number of remedies, including the right to rescind the purchase. The Securities Act requires that any claim for rescission be brought within one year of the violation. The Company has sold approximately 9,768,000 shares of common stock and warrants and options to purchase shares of common stock in the United States within one year of September 30, 2004. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the date of the violation. The Company sold approximately 14,000,000 shares of common stock and warrants and options to purchase shares of common stock in the United States within two years of September 30, 2004.

The number of warrants and options described above does not include warrants and options to purchase a total of 3,600,000 shares of common stock issued within two years of September 30, 2004 to our chief executive officer, Dennis Vadura and our president, Frank Wiebe or a warrant to purchase 12,400,000 shares of common stock for which the holder has agreed in writing that it will not assert any right to rescission that it may have. However, we cannot assure you that this agreement is enforceable.

Management is unable to determine at this time whether any claim for rescission may be filed against the Company; however, there can be no assurance that claims will not be asserted. In addition, regulatory agencies could launch a formal investigation and/or institute an enforcement proceeding against the Company.

The Company accounts for common stock and other equity instruments that may be subject to rescission claims as a put liability based on estimated fair value in accordance with the SEC's promulgated accounting rules and interpretive releases. Since equity instruments subject to rescission are redeemable at the holder's option or upon the occurrence of an uncertain event not solely within the Company's control, such equity instruments are outside thescope of SFAS No. 150 and its related interpretations. Under the SEC's interpretation of GAAP, reporting such claims outside of stockholders' equity (as "mezzanine equity") is required, regardless of how remote the redemption event may be. Thus, the Company has reported approximately $6.3 million as "mezzanine equity" in the accompanying September 30, 2004 condensed consolidated balance sheet.

As previously reported, the Company's prior year financial statements were restated. In addition, all financial information included in these notes to consolidated financial statements for the first quarter of fiscal 2004 has been adjusted.

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

The accompanying consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which assumes that assets will be realized and liabilities will be discharged in the ordinary course of business. As a result of the Chapter 11 Case, the realization of Z Prompt's assets and the liquidation of its liabilities are subject to uncertainty. In the Chapter 11 Case, a substantial portion of the Debtor's liabilities as of the Petition Date is subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect repayment of all pre-Chapter 11 liabilities as well as any pending litigation against the Debtor (absent a stipulation to the contrary) are stayed while Z Prompt operates as a debtor-in-possession during bankruptcy proceedings. Schedules have been filed by the Debtor with the Bankruptcy Court setting forth the liabilities (approximately $ 1 million) and assets of Z Prompt as of the Petition Date based on its unaudited accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated, and will either be amicably resolved or adjudicated by the Bankruptcy Court. The ultimate amount and settlement terms of such liabilities are not presently determinable.

Financial accounting and reporting during a Chapter 11 case are prescribed by Statement of Position No. 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE ("SOP 90-7"). For financial reporting purposes, Z Prompt's pre-petition liabilities and obligations, which may be subject to settlement or otherwise dependent on the outcome of the Chapter 11 case, have been segregated and classified as "liabilities subject to compromise" in the accompanying September 30, 2004 condensed consolidated balance sheet. In addition, the Company will report all significant Z Prompt transactions (other than interest expense) directly related to the Chapter 11 Case as
"reorganization items" in its future statements of operations. Certain additional disclosures including (a) claims not subject to reasonable estimation of the amount to be allowed and (b) any significant difference between reported interest expense and stated contractual interest will be provided in future financial statements (as required by SOP 90-7) when such amounts are determinable and/or when the related transactions occur.

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


Condensed balance sheet information of Z prompt as of September 30, 2004 and results of operations for the quarter then ended is presented below. No comparable information is presented for the three months ended September 30, 2003 because the acquisition of Z Prompt was not recorded for accounting purposes until November 2003.


                                  Z PROMPT INC.
                                 BALANCE SHEETS

--------------------------------------------------------------------------------

             ASSETS                              September 30, 2004
                                                    (unaudited)

CURRENT ASSETS
      Cash                                       $           48,675
      Accounts receivable, net                              296,699
      Inventories                                            44,723
                                                 ------------------
                                                            390,097

OTHER, net                                                    7,950
                                                 ------------------

      TOTAL ASSETS                               $          398,047
                                                 ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable and accrued expenses      $          216,865
      Loan from parent company                              823,380
      Deferred revenues                                      35,387
      Liabilities subject to compromise                     732,470
                                                 ------------------
      TOTAL LIABILITIES                                   1,808,102
                                                 ------------------
STOCKHOLDERS' DEFICIT                                    (1,410,055)
                                                 ------------------

TOTAL LIABILITIES AND DEFICIT                    $          398,047
                                                 ==================

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

NOTE 6: CONVERTIBLE DEBT

On July 2nd 2004, through a private placement Memorandum, the Company issued a $625,000 convertible debenture. The "Convertible Note" bears interest at 8% per annum. On September 08, 2004, Accupoll Inc. repaid $312,500. The balance was converted into 3,125,000 shares of common stock in October 2004 at a price of $0.15 per share.

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

NOTE 8: STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

Holders of our common stock: (i) have equal ratable rights to dividends from funds legally available therefor, when, as and if declared by the Board of Directors; (ii) are entitled to share ratably in all of our assets available for distribution to stockholders upon liquidation, dissolution or winding up of our affairs; (iii) do not have preemptive, subscription or conversion rights, nor are there any redemption or sinking fund provisions applicable thereto; and (iv) are entitled to one vote per share on all matters on which stockholders may vote at all shareholder meetings. The common stock does not have cumulative voting rights, which means that the holders of more than fifty percent of the common stock voting for election of directors can elect one hundred percent of our directors if they choose to do so.

Preferred Stock

The Company`s Articles of Incorporation authorize 80,000 shares of preferred stock, $.01 par value per share. The Company`s Board of Directors, without any action by stockholders, is authorized to divide the authorized shares of preferred stock into series and to designate the rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock, including but not limited to dividend, redemption, voting rights and preferences. The ability of the Company Board of Directors to designate and issue such shares could impede or deter an unsolicited tender offer or takeover proposal and the issuance of additional shares having preferential rights could affect adversely the voting power and other rights of holders of the common stock.

The Company have not filed a certificate of designation with respect to any series of preferred stock. During the year ended June 30, 2003, we agreed to issue a total of 71,529 shares of Series A Preferred Stock as collateral for secured notes. The parties have subsequently agreed to cancel the transaction. On December 31, 2003, the Company agreed to issue 8,471 shares of Series A Preferred Stock to two stockholders of record in exchange for 3,325,000 shares of common stock of Material Technologies, Inc. On May 7, 2004, The Company rescinded this transaction. Accordingly, The Company currently do not have any shares of preferred stock issued or outstanding.

July 2004 Private Placement

         In July 2004, the Company completed a private placement transaction with four accredited investors, pursuant to which the company sold (1) an aggregate of $625,000 principal amount 8% convertible debentures, and (2) warrants to purchase 312,500 shares of our common stock. From this private placement the Company received gross proceeds of $625,000. On September 13, 2004, the company repaid $312,500 of the principal amount of the 8% convertible debentures and the remaining $312,500 principal amount was converted into 3,125,000 shares of our common stock. Also on September 13, 2004, all of the warrants were exercised at a price of $0.15 per share into 312,500 shares of our common stock. The issuance of the 8% convertible debentures, the warrants, and the shares of common stock upon conversion and exercise of the 8% convertible debentures and warrants was exempt from registration under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. J.P. Turner & Company, LLC acted as placement agent for this transaction. For its services as placement agent, the Company issued J.P. Turner & Company, LLC a warrant to purchase 520,833 shares of common stock, exercisable for three years at an exercise price of $0.12 per share.

September  2004 Private Placement

         On September 13, 2004, the Company completed a private placement transaction with eleven accredited investors, pursuant to which the Company sold an aggregate of 3,666,447 shares of common stock, 1,833,227 Series A Warrants, 1,833,227 Series B Warrants and 1,833,227 Series C Warrants (the "First Closing"). The Company received gross proceeds approximating $1,650,000. For each two shares of common stock, the Company issued investors one A Warrant, one B Warrant and one C Warrant. Each two shares and three warrants were sold at a total price of $0.90. The private placement was exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

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

         The shares of common stock sold and the common stock underlying the warrants issued to the investors and the placement agent described above in Note 8 and in Note 9 below are restricted stock as defined in Rule 144 of the Securities Act of 1933 (as amended) until the Registration Statement is declared effective by the SEC.

        On November 4, 2004, certain of the terms of the September
2004 private placement were amended with a second round (see Note 9 below).

NOTE 9: SUBSEQUENT EVENTS

November  2004 Private Placement

         On November 4, 2004, the Company completed a private placement transaction with the same investors from the First Closing, pursuant to which the Company sold an aggregate of 6,050,000 shares of common stock, 3,025,000 Series A Warrants, 3,025,000 Series B Warrants and 3,025,000 Series C Warrants (the "Second Closing"). The Company received gross proceeds totaling $605,000. For each two shares of common stock, the company issued investors one A Warrant, one B Warrant and one C Warrant. Each two shares and three warrants were sold at a total price of $0.20. The private placement was deemed exempt from registration requirements under Rule 506 of Regulation D of the Securities Act of 1933.

         The Second Closing triggered certain repricing adjustments to the terms of the First Closing. Accordingly, the purchase price for the First Closing was adjusted to $0.20 for each two shares and three warrants that were sold. As adjusted, the Company is obligated to issue an additional 12,832,552 shares of common stock, 6,233,501. Series A Warrants, 6,233,501 Series B Warrants and 6,233,501 Series C Warrants. The terms of the Series A Warrants, the Series B Warrants and the Series C Warrants, as adjusted are as follows:

         The Company agreed to file with the Securities and Exchange Commission not later than 30 days after the closing date of the Second Closing, and cause to be effective within 120 days after the closing date of the Second Closing, a registration statement "rs" in order to register the shares of common stock issued to the investors and the shares underlying the warrants, including the shares issuable upon exercise of warrants issued to the placement agent. The Company agreed to file with the Securities and Exchange Commission not later than 30 days after the closing date of the Second Closing, and cause to be effective within 120 days after the closing date of the Second Closing, a registration statement in order to register the shares of common stock issued to the investors and the shares underlying the warrants, including the shares issuable upon exercise of warrants issued to the placement agent. If the registration statement is not filed on or before the required filing date or if the registration statement is not declared effective on or before the required effective date, then the Company must pay as liquidated damages, an amount equal to 1.5% for each 30 days or part thereof, and thereafter 2% for each 30 days of past thereof of the purchase price of the shares and warrant shares. The Company must pay any liquidated damages in cash. The warrants further provide that if the required filing and registration dates are not met, upon written demand by a holder, the Company must pay to such holder, in lieu of delivering common stock, a sum in cash equal to the closing price of our common stock on the trading date immediately preceeding the date notice is given by the holder, less the exercise price, for each share of common stock designated in the notice from such holder. In addition, on one occasion, for a period commencing 91 days after the closing date of the Second Closing, but not later than two years after the closing date of the Second Closing, upon written request of the holders of more than 50% of the shares and warrant shares actually issued upon exercise of warrants, the company is required to prepare and file a registration statement. The A Warrants expire 150 days from the date the registration statement is declared effective by the Securities and Exchange Commission and are exercisable at $0.12 per share. The B Warrants expire four years after the date the registration statement is declared effective by the Securities and Exchange Commission and are exercisable at $0.15 per share. The C Warrants expire three years after the date the registration statement is declared effective by the Securities and Exchange Commission and are exercisable at $0.50 per share.

The Company may call the warrants beginning 30 trading days after the effective date of the registration statement and ending 30 trading days before the expiration of the warrants. A call notice may be given by us for the A Warrants only within five trading days after the common stock has had a closing price as reported for the principal market of $0.24 or higher for 15 consecutive trading days. A call notice may be given by us for the B Warrants only within five trading days after the common stock has had a closing price as reported for the principal market of $0.30 or higher for 15 consecutive trading days. A call notice may be given by us for the C Warrants only within five trading days after the common stock has had a closing price as reported for the principal market of $1.00 or higher for 15 consecutive trading days.

         Beginning November 4, 2004 and until the registration statement has been effective for 150 days, the investors must be given at least ten business days prior written notice of any proposed sale by us of common stock or other securities or debt obligations except in connection with (a) employee stock options or compensation plans, (b) documented legal fees, or (c) our already issued and outstanding shares of common stock as of the closing date. Such proposed sales are referred to as "excepted issuances."

         Other than the excepted issuances, if at any time until the registration statement has been effective for 150 days, the Company offer, issue or agree to issue any common stock or securities convertible into or exercisable for shares of common stock (or modify any of the foregoing which may be outstanding at any time prior to the closing date) to any person or entity at a price per share or conversion or exercise price per share which shall be less than $0.10, without the consent of each investor, then the Company is required to issue, for each such occasion, additional shares of common stock to each investor so that the average per share purchase price of the shares of common stock and the warrants issued to the investor (of only the common stock or warrant shares still owned by the investor) is equal to such other lower price per share. For purposes of this issuance and adjustment, the issuance of any security carrying the right to convert such security into shares of common stock will result in the issuance of the additional shares of common stock upon the issuance of such convertible security, warrant, right or option and again upon any subsequent issuances of shares of common stock upon exercise of such conversion or purchase rights if such issuance is at a price lower than $0.10.

         The exercise price of the warrants is also subject to adjustment in the event the Company effect a reorganization, consolidation or merger, or transfer all or substantially all of our properties or assets. Also, until the expiration date of the warrants, if the Company issue any common stock other than excepted issuances, prior to the complete exercise of the warrants for a consideration less than the warrant exercise price that would be in effect at the time of such issue, then the exercise price shall be reduced to such other lower issue price. For purposes of this adjustment, the issuance of any security or debt instrument carrying the right to convert such security or debt instrument into common stock or of any warrant, right or option to purchase common stock shall result in an adjustment to the exercise price upon the issuance of the above-described security, debt instrument, warrant, right, or option.


Placement Agent Fee for the First Closing

         J.P. Turner & Company, LLC acted as placement agent for the First Closing and for the Second Closing. For the First Closing, the company agreed to pay J.P. Turner & Company a cash fee of 8% of the aggregate purchase price. The company will also pay J.P. Turner & Company 8% of the cash proceeds received from the exercise of warrants issued in connection with the placement. In addition, the company issued J.P. Turner & Company a warrant to purchase 458,306 shares of common stock, exercisable for five years at an exercise price of $0.54 per share. Due to the price adjustments caused by the Second Closing, this warrant was cancelled and the Company issued J.P. Turner & Company a warrant to purchase 1,100,000 shares of common stock, exercisable for five years at an exercise price of $0.12 per share. Further, J.P. Turner & Company will receive:
(a) one Placement Agent's A Warrant, exercisable at $0.14 per share, for each eight A Warrants exercised by an investor on a cash basis; (b) one Placement Agent's B Warrant, exercisable at $0.18 per share, for each eight B Warrants exercised by an investor on a cash basis; and (c) one Placement Agent's C Warrant, exercisable at $0.60 per share, for each eight C Warrants exercised by an investor on a cash basis. All Placement Agent's Warrants are exercisable for five years after the respective issue dates, are not subject to call and may be exercised on a cashless basis.

Placement Agent Fee for the Second Closing

         For the Second Closing, the Company agreed to pay J.P. Turner & Company a cash fee of 10% of the aggregate purchase price. The Company will also pay J.P. Turner & Company 8% of the cash proceeds received from the exercise of warrants issued in connection with the placement. In addition, the Company issued J.P. Turner & Company warrants to purchase 504,167 shares of common stock, exercisable for five years at an exercise price of $0.12 per share. Further, J.P. Turner & Company will receive: (a) one Placement Agent's A Warrant, exercisable at $0.14 per share, for each eight A Warrants exercised by an investor on a cash basis; (b) one Placement Agent's B Warrant, exercisable at $0.18 per share, for each eight B Warrants exercised by an investor on a cash basis; and (c) one Placement Agent's C Warrant, exercisable at $0.60 per share, for each eight C Warrants exercised by an investor on a cash basis. All
Placement Agent's Warrants are exercisable for five years after the respective issue dates, are not subject to call and may be exercised on a cashless basis.

NOTE 10:  RELATED PARTY PAYABLE

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenues:

         Net Sales for the quarter ending September 30, 2004 were $494,244 as compared to net sales for the three months ending September 30, 2003 of $0. The increase in net sales is solely due to the acquisition of Zprompt, Inc. which was consolidated beginning November 2003.

Cost of goods sold:

         Cost of goods sold for the quarter ending September 30, 2004 were $329,357, as compared to $0 for the quarter ending September 30, 2003. The increase in net sales is solely due to the acquisition of Zprompt, Inc. which was consolidated beginning November 2003.

General and Administrative Expenses:

         General and Administrative expenses for the quarter ended September 30, 2004 were $1,315,155 as compared to $915,290 for the quarter ended September 30, 2003, and increase of 44%. The increase is a result of fees associated with our September private placement, and increased salary expenses resulting from the acquisition of Zprompt Inc.

Professional Fees:

         Professional Fees for the quarter ended September 30, 2004 were $2,191,277 as compared to $87,327 for the quarter ended September 30, 2003, an increase of 2,400%. The increase is a result of charges of expenses associated with various warrants which were granted to consultants.

Interest Expense:

         Interest Expenses for the quarter ended September 30, 2004 were $345,527 as compared to $610,073 for the quarter ended September 30, 2003, a decrease of 77%. The decrease is a result of less expenses incurred in this quarter, compared to the prior year period, related to beneficial conversion features of equity instruments issued at below market.

Net Loss:

         Net loss for the quarter ended September 30, 2004 was $3,687,072 as compared to $1,612,690 for the quarter ended September 30, 2003, a 129% increase. The increase is primarily due to non-cash professional fees.

LIQUIDITY AND CAPITAL RESOURCES

         From August 2001, the date of our inception, through September 30, 2004, we have raised a total of approximately $19.3 million from the sale of common stock and convertible notes and other securities.

As of September 30, 2004 we had cash of $773,961 and a working capital deficiency of approximately $6.2 million. Our accumulated deficit as of September 30, 2004 was approximately $26.3 million.

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

         On September 13, 2004, we completed a private placement transaction with eleven accredited investors, pursuant to which we sold an aggregate of 3,666,447 shares of common stock, 1,833,227 Series A Warrants, 1,833,227 Series B Warrants and 1,833,227 Series C Warrants. We received gross proceeds approximating $1,650,000. For each two shares of common stock, we issued investors one A Warrant, one B Warrant and one C Warrant. Each two shares and three warrants were sold at a total price of $0.90. The private placement was exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

         On November 4, 2004, we completed a private placement transaction with eleven accredited investors, pursuant to which we sold an aggregate of 6,050,000 shares of common stock, 3,025,000 Series A Warrants, 3,025,000 Series B Warrants and 3,025,000 Series C Warrants. We received gross proceeds totaling $605,000. For each two shares of common stock, we issued investors one A Warrant, one B Warrant and one C Warrant. Each two shares and three warrants were sold at a total price of $0.20. The private placement was exempt from registration requirements under Rule 506 of Regulation D of the Securities Act of 1933.

         We have offered and sold a substantial number of shares of common stock and warrants and options to purchase common stock without registration under the Securities Act of 1933, as amended, or qualification under state securities laws. If any offer or sale were not exempt from, or otherwise not subject to, federal and state registration and qualification requirements, the purchaser would have a number of remedies, including the right to rescind purchase. The Securities Act of 1933, as amended, requires that any claim for rescission be brought within one year of the alleged violation. We have sold approximately 9,768,000 shares of common stock and warrants and options to purchase common stock in the United States within one year of September 30, 2004. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the date of the alleged violation. We have sold approximately 14,000,000 shares of common stock and warrants and options to purchase shares of common stock in the United States within two years of September 30, 2004. Further, we cannot assure you that courts will not apply equitable or other doctrines to extend the period within which purchasers may bring their claims. Based on the advice of counsel, the number of warrants and options described above does not include warrants and options to purchase a total of 3,600,000 shares of common stock issued within two years of September 30, 2004 to our chief executive officer, Dennis Vadura and our president, Frank Wiebe or a warrant to purchase 12,400,000 shares of common stock for which the holder has agreed in writing that it will not assert any right to rescission that it may have. However, we cannot assure you that this agreement is enforceable.

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

         These circumstances, combined with the potential liability associated with certain equity instruments subject to rescission (see Note 2 to the accompanying interim financial statements for additional information), raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
                                        ==========   ==========    =========    =========   ===========

BUSINESS TRENDS

         There are three business trends evident in the market today that are material to our operations. The first is the delay in the procurement cycle until after the November 2004 election. This trend was influenced by two factors: 1) the delay in the distribution of the federal funds by the United States Election Assistance Commission, and 2) the November 2004 Presidential Election. The delay in the distribution of the federal funds was caused by the delay in nominating and confirming the Election Assistance Commissioners (scheduled to be completed by April 2003, but instead was completed in December
2003), and the delay on the part of some states in meeting all the requirements for the funds to be released by the Election Assistance Commission. With the delay in funding until June 2004, less than five months before the November 2004 election, the majority of counties decided not to risk making any changes until after the November 2004 election.

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

CRITICAL  ACCOUNTING  POLICIES

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and the accompanying notes. The amount of assets and liabilities reported on our balance sheet and the amount of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for equity instruments subject to rescission, software development costs, estimated allowance for doubtful accounts, the realizability of our investments in affiliated companies and the valuation of deferred tax assets. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

Equity Instruments Subject to Rescission

         We account for common stock and other equity instruments that may be subject to rescission claims at estimated fair value (based on applicable measurement criteria) in accordance with the Securities and Exchange Commission's promulgated accounting rules and interpretive releases. Under the Securities and Exchange Commission's interpretation of GAAP, reporting such claims outside of stockholders' equity is required, regardless of how remote the redemption event may be.

         We may be subject to possible claims for rescission with respect to the sale or other issuances of certain common stock, options and warrants. The consolidated balance sheets included elsewhere herein reflect an adjustment for the matter described below.

         Approximately 26.6 million shares of our common stock, options and warrants that were issued or granted in the United States without registration or qualification under federal or state securities laws during the two-year period ended September 30, 2004 may be subject to rescission. The fair value of these securities was estimated based on a combination of (a) the selling price of the common stock on the dates sold, (b) the price per the agreement for stock issued in conversion of debt, (c) the fair value of the stock options and warrants on their grant dates, and (d) an independent valuation. Based in part on advice of counsel, the fair value of these options and warrants was estimated using the Black-Scholes option-pricing model. Based on these measurement criteria, our potential liability directly associated with the aforementioned securities transactions is estimated to approximate $6.3 million (including interest) at September 30, 2004 plus legal fees and any fines or penalties that might be assessed by regulatory agencies.

         Based on advice of counsel, the potential liability discussed above does not include options to purchase a total of 3.6 million shares of common stock issued to our president and to our chief executive officer because these two individuals are also principal stockholders; acting together, they have the ability to control us.

         Management is unable to determine at this time whether any claim for rescission may be filed against us; however, there can be no assurance that such claims will not be asserted. In addition, regulatory agencies could launch a formal investigation and/or institute an enforcement proceeding against us.

Capitalized Software Development Costs

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold Leased or Otherwise Marketed," we capitalize certain costs related to the development of new software products or the enhancement of existing software products for sale or license. These costs are capitalized from the point in time that technological feasibility has been established, as evidenced by a working model or detailed working program design to the point in time that the product is available for general release to customers. Capitalized development costs are amortized on a straight-line basis over the estimated economic lives of the products, beginning with the general product release to customers. Research and development costs incurred prior to establishing technological feasibility and costs incurred subsequent to general product release to customers are charged to expense as incurred. We periodically evaluate whether events or circumstances have occurred that indicate that the remaining useful lives of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.

         At September 30, 2004, we believe that no revisions to the remaining useful lives or write-down of capitalized software development costs are required. Our systems were qualified as meeting certain federal voting system standards in late March 2004. We began amortizing the capitalized software development costss beginning April 2004.

Stock Based Compensation

         We account for stock-based compensation issued to employees using the intrinsic value based method as prescribed by ACcounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock issued to Employees." Under the intrinsic value based method, compensation expense is the excess, if any, of the fair value of the stock at the grant date, or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

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

         SFAS 148, "Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of SFAS No. 123," provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Financial Reporting Related to Web Tools International, Inc.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51". The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities), and how to determine when and which business enterprise should consolidate the variable interest entity. This new model for consolidation applies to an entity for which either: (a) the equity investors do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for us are as follows: (a) for interests in special-purpose entities: the first period ended after December 15, 2003; and (b) for all other types of variable interest entities: the first period ended after March 15, 2004.

         As disclosed in the notes to our accompanying consolidated financial statements, we are associated with Web Tools International, Inc. through common ownership; in addition, we were virtually Web Tools International's only customer for software development services in fiscal 2003. Based on these and other factors, we determined that (1) Web Tools International is a variable interest entity and (2) we were its primary beneficiary as of January 1, 2004. Therefore, effective January 1, 2004, the accounts of Web Tools International were consolidated with those of AccuPoll. For reasons explained in the notes to our June 30, 2004 consolidated financial statements, the accounts of Web Tools International were de-consolidated effective April 1, 2004.


The Continued Consolidation of a Subsidiary in Bankruptcy

         As discussed in the notes to our accompanying consolidated financial statements, Z prompt (a wholly owned subsidiary) filed bankruptcy in March 2004. We are the single largest pre-petition creditor of Z prompt. Management has determined that it would not be meaningful to de-consolidate the accounts of Z prompt at this time because we (a) have a substantial negative investment in Z prompt as of September 30, 2004 and (b) expect to regain control of this subsidiary based on the expectation that Z prompt will be able to negotiate a confirmed reorganization plan and emerge from bankruptcy by approximately March 2005.

Recent Accounting Pronouncements

         We continue to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in Note 1 of the accompanying annual consolidated financial statements.

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

         During the year ended June 30, 2004, we hired additional accounting personnel to re-evaluate and revise our disclosure controls and procedures and to implement new disclosure controls and procedures. As part of this plan and implementation, we are reevaluating, redesigning, and documenting policies and procedures, putting those procedures in operation and monitoring the effectiveness of the procedures.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Common Stock

         On September 13, 2004, we completed a private placement transaction with eleven accredited investors, pursuant to which we sold an aggregate of 3,666,447 shares of common stock, and an aggregate of 1,833,227 Series A
Warrants, 1,833,227 Series B Warrants and 1,833,227 Series C Warrants. We received gross proceeds totaling $1,749,900. The private placement was exempt from registration under Rule 506 of Regulation D under the Securities Act of 1933, as amended.

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

                                    ACCUPOLL HOLDING CORP.

Dated:   January 24, 2005           By: /s/ Dennis Vadura
                                        -------------------------------------
                                        Dennis Vadura,
                                        Chief Executive Officer and Director


Dated:   January  24, 2005          By:  /s/ Frank J. Wiebe
                                        -------------------------------------
                                        Frank J. Wiebe,
                                        President, Secretary, Treasurer
                                        and Director


Dated:   January  24, 2005          By:  /s/ Craig A. Hewitt
                                        -------------------------------------
                                        Craig A. Hewitt,
                                        Chief Financial Officer and Principal
                                        Accounting Officer