Form 10-Q
period 2004-12-31
ACCUPOLL HOLDING CORP
filed 2005-02-14
CIK 764794

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File Number: _______________

                             ACCUPOLL HOLDING CORP.
                             ----------------------
             (Exact name of registrant as specified in its charter)

            NEVADA                                      11-2751630
            ------                                      ----------
  State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

                15101 RED HILL AVE. SUITE # 220, TUSTIN, CA 92780
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (949) 200-4000
                                 --------------
              (Registrant's telephone number, including area code)

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act fo 1934 subsequent to the distribution of securities under a plan confirmed under a plan confirmed by a court. [ ] YES [ ] NO

                      APPLICABLE ONY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 214,871,410 shares of common stock, $.001 par value per share, as of December 31, 2004.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                DECEMBER 31, 2004
                                   (UNAUDITED)

                  ACCUPOLL HOLDING CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                  ASSETS
                                                                  (Unaudited)
                                                                  December 31,      June 30,
                                                                      2004            2004
                                                                  ------------    ------------
CURRENT ASSETS
      Cash                                                        $    360,502    $    113,789
      Accounts receivable, net                                         230,986         254,895
      Inventories                                                      377,730         168,636
                                                                  ------------    ------------
TOTAL CURRENT ASSETS                                                   969,218         537,320

      Property and equipment, net                                       18,954          14,012
      Capitalized software development costs                         1,165,532       2,544,207
      Other assets                                                      26,765          26,246
                                                                  ------------    ------------

      TOTAL ASSETS                                                $  2,180,469    $  3,121,785
                                                                  ============    ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable and accrued expenses                       $  1,338,003    $  1,817,284
      Related party payables                                         1,443,510       1,228,070
      Unearned revenue                                                  22,279          74,628
      Convertible debt, net of discount                              3,104,600       3,304,600
      Notes payable to related parties                                  15,000          30,000
      Put liability related to warrant issuance                        163,760         163,760
      Liabilities subject to compromise                                732,470         732,544
                                                                  ------------    ------------
TOTAL CURRENT LIABILITIES                                            6,819,622       7,350,886
                                                                  ------------    ------------

      Equity intstruments subject to rescission                      5,800,000       6,200,000
                                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

      Convertible Series A preferred stock,
        $0.001 par value, 80,000 shares authorized,
        zero shares issued or outstanding
      Common stock, par value of $0.001, 600,000,000
        shares authorized; 214,873,410 and 158,482,171
        shares issued and outstanding, respectively                    214,874         158,482
      Additional paid in capital                                    17,768,150      12,046,817
      Accumulated deficit                                          (28,422,177)    (22,634,400)
                                                                  ------------    ------------

TOTAL STOCKHOLDERS' DEFICIT                                        (10,439,153)    (10,429,101)
                                                                  ------------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $  2,180,469       3,121,785
                                                                  ============    ============

--------------------------------------------------------------------------------
Page F-1 The accompanying notes are an integral part of these consolidated financial statements

                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          For The Three Month Periods Ended December 31, 2004 and 2003
                                   (Unaudited)

                                                December 31,    December 31,
                                                    2004            2003
                                               -------------    -------------
NET SALES                                      $     361,337    $     361,232

COST OF SALES                                        257,458          142,503
                                               -------------    -------------

GROSS PROFIT                                         103,879          218,729

OPERATING EXPENSES
       General and administrative                  1,516,158        1,072,367
       Professional fees                             641,210           21,542
                                               -------------    -------------
                                                   2,157,368        1,093,909
                                               -------------    -------------

OPERATING LOSS                                    (2,053,489)        (875,180)

OTHER EXPENSES
       Interest, net                                  47,216        1,517,842
       Loss on disposal of investment                     --        1,200,000
                                               -------------    -------------
                                                      47,216        2,717,842
                                               -------------    -------------

NET LOSS                                       $  (2,100,705)   $  (3,593,022)
                                               =============    =============
BASIC AND DILUTED LOSS
    PER COMMON SHARE                           $       (0.01)   $       (0.03)
                                               =============    =============
WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                           198,431,960      121,925,669
                                               =============    =============

--------------------------------------------------------------------------------
Page F-2 The accompanying notes are an integral part of these consolidated financial statements

                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           For The Six Month Periods Ended December 31, 2004 and 2003
                                   (Unaudited)

                                                  December 31,    December 31,
                                                      2004            2003
                                                 ------------    ------------
NET SALES                                             816,340         361,232

COST OF SALES                                         547,069         142,503
                                                 ------------    ------------

GROSS PROFIT                                          269,271         218,729

OPERATING EXPENSES
       General and administrative                   3,136,552       2,043,460
       Professional fees                            2,527,666          53,066
                                                 ------------    ------------
                                                    5,664,218       2,096,526
                                                 ------------    ------------

OPERATING LOSS                                     (5,394,947)     (1,877,797)

INTEREST EXPENSE, NET
       Interest, net                                  392,830       2,127,915
       Loss on disposal of investment                      --       1,200,000
                                                 ------------    ------------
                                                      392,830       3,327,915
                                                 ------------    ------------

NET LOSS                                           (5,787,777)     (5,205,712)
                                                 ============    ============
BASIC AND DILUTED LOSS
    PER COMMON SHARE                                    (0.03)          (0.05)
                                                 ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                            187,904,328     117,531,278
                                                 ============    ============

--------------------------------------------------------------------------------
Page F-3 The accompanying notes are an integral part of these consolidated financial statements

                             ACCUPOLL HOLDING CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Six Month Periods Ended December 31, 2004 and 2003
                                   (Unaudited)

                                                                                   December 31,   December 31,
                                                                                      2004           2003
                                                                                   -----------    -----------
Cash flows from operating activities:
      Net loss                                                                     $(5,787,777)   $(5,205,712)
      Adjustments to reconcile net loss to net cash used in
        operating activities:
                  Depreciation and amortization                                      1,384,860          4,209
                  Amortization of estimated fair market value of
                     warrants granted and beneficial conversion
                     feature in connection with the issuance of
                     convertible notes payable                                         312,500      1,533,686
                  Amortization of beneficial conversion feature
                     in connectionn with the issuance of
                     subordinated convertible notes                                         --        500,000
                  Options and warrants granted for services                          1,430,390        304,545
                  Common stock issued for services                                     237,009         34,980
                  Loss on disposal of investment                                            --      1,200,000
                  Changes in operating assets and liabilities:                              --
                           Accounts receivable                                          23,909        122,286
                           Inventories                                                (209,094)        (1,609)
                           Prepaid expenses and other assets                              (519)       (37,765)
                           Accounts payable and accrued expenses                      (479,355)        38,809
                           Related party payables                                      215,440        516,510
                           Deferred income                                             (52,349)            --
                                                                                   -----------    -----------

      Net cash used in operating activities                                         (2,924,986)      (990,061)
                                                                                   -----------    -----------
Cash flows from investing activities:
      Purchase of propert and equipment                                                 (5,766)        (8,959)
      Increase in capitalized software development costs                                (5,361)      (816,480)
      Cash of acquired company                                                              --          2,368
                                                                                   -----------    -----------

      Net cash used in investing activities                                            (11,127)      (823,071)
                                                                                   -----------    -----------
Cash flows from financing activities:
      Proceeds from the issuance of notes payable to related parties                        --         91,493
      Principal payments on notes payable to related parties                           (15,000)       (55,000)
      Proceeds from issuance of convertible debt                                       825,000        890,000
      Principal payments on convertible debt                                          (312,500)            --
      Proceeds from the issuance of notes payable                                           --          7,496
      Proceeds from the issuance of common stock, net                                2,199,900         25,000
      Proceeds from issuance of common stock upon exercise of options                   71,926         75,000
      Proceeds from issuance of common stock upon exercise of warrants, net            413,500        784,982
                                                                                   -----------    -----------

      Net cash provided by financing activities                                      3,182,826      1,818,971
                                                                                   -----------    -----------

Net increase (decrease) in cash                                                        246,713          5,839

Cash at beginning of period                                                            113,789             --
                                                                                   -----------    -----------

Cash at end of period                                                              $   360,502    $     5,839
                                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND OPERATING ACTIVITIES
See accompanying notes to the condensed consolidated financial statements for additional information relating to non-cash investing and financing activities.

--------------------------------------------------------------------------------
Page F-4 The accompanying notes are an integral part of these consolidated financial statements

                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004
                                   (UNAUDITED)

NOTE 1: BASIS OF REPORTING

The accompanying condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission's ("SEC") regulations for interim financial information. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for complete set of financial statements. The unaudited condensed consolidated financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Form 10-K/A annual report of the Company, as amended, for the year ended June 30, 2004. In the opinion of management, all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

At December 31, 2004, the Company has an accumulated deficit approximating $28,422,000. Further, the Company has not generated any revenues from its Voting System operations, and there is no assurance of any future revenues. Consequently, the Company will require substantial additional funding for continuing the development, obtaining regulatory approval, and commercialization of its product. There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.

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

                                DECEMBER 31, 2004
                                   (UNAUDITED)

Federal, State and various foreign government regulations govern the sale of the Company's products. There can be no assurance that the Company will receive the regulatory approval required to market its proposed products.

The Company has incurred losses through December 31, 2004, had negative working capital at that date of approximately $5.8 million, and has a lack of operational history which, among other factors, raise doubt about its ability to continue as a going concern. The Company intends to fund operations through sales of the Voting System, but there is no commitment by any entities for the purchase of any of the proposed products. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital requirements through debt and/or equity financing arrangements. Management believes that such arrangements, combined with the net proceeds from planned capital transactions will be sufficient to fund the Company's capital expenditures, working capital needs and other cash requirements for the year ending June 30, 2005 and beyond. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

These circumstances, combined with other potential liabilities (including the liability discussed in Note 2) raise doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of AccuPoll Holding Corp. (a Nevada Corporation) and its wholly owned subsidiaries, AccuPoll, Inc. and Z Prompt, Inc. ("Z Prompt"). In accordance with Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46, the accounts of Web Tools International, Inc. ("WTI") have not been consolidated for the three and six months ended December 31, 2004 (see "De-Consolidation of WTI" below).All significant inter-company balances and transactions have been eliminated in consolidation.

Except where the context requires otherwise, the entities named in the preceding paragraph are hereinafter collectively referred to as the "Company."

As discussed in Note 3, Z Prompt filed for bankruptcy protection in March 2004. The accompanying financial statements do not include any adjustments that may be required in connection with restructuring Z Prompt, as it proposes to reorganize under Chapter 11 of the Bankruptcy Code. In addition, at December 31, 2004 herein, the Company and certain of its officers and principal stockholders were involved in civil litigation with certain former stockholders and officers of Z prompt. In January 2004, the litigation has been settled. Management has determined that it would not be meaningful to de-consolidate the accounts of Z prompt at this time because the Company (a)has a substantial negative investment in Z prompt as of December 31, 2004, and (b) expects to re-gain control of this subsidiary based on the expectation that Z prompt will be able to negotiate a confirmed reorganization plan and emerge from bankruptcy. The Bankruptcy cas has been dismissed on January 2004. See Note 3 for additional

                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004
                                   (UNAUDITED)

information regarding Z prompt. Accordingly, the Company has not deconsolidated the accounts of Z Prompt in its December 31, 2004 consolidated financial statements.

NATURE OF OPERATIONS

AccuPoll Holding Corp. does business through its wholly owned subsidiaries, AccuPoll, Inc. and Z Prompt, Inc.

AccuPoll, Inc. is engaged in the design and development of an intuitive touch-screen interface (the "Voting System") that provides a polling place electronic voting solution that is confidential, reliable, accurate, immediate, secure and auditable. While maintaining and preserving the current voter experience, the Company adds the ability to accurately capture in electronic form a voter's true intent, while simultaneously preserving the legally binding vote - the official paper ballot. The Voting System has the ability to simultaneously produce two different electronic audit trails (recorded on both the polling place administrative work station and the local voting station), in addition to generating a printed-paper ballot. The Company completed a reverse merger with a publicly traded company in May 2002 and its common stock is quoted on the Over-The-Counter Bulletin Board under the symbol "ACUP.OB"

Z Prompt provides a number of standard service programs, as well as customized programs, to fit the special needs of its customers. Z Prompt, Inc. offers services such as on-site hardware service, installation and training, inventory management and preventive maintenance.

WTI was incorporated in 1996 and is owned and operated by two stockholders/officers of AccuPoll Holding Corp. WTI is in the business of software engineering in various computer languages with an emphasis on Linux/Apache, Sun Solaris and Microsoft NT/Win2K platforms.

STOCK-BASED EMPLOYEE COMPENSATION

As of October 18, 2004, the Company has adopted a 2004 Incentive Stock Plan, a stock-based employee compensation plan. The Company reserved 12,500,000 shares of the Corporation` Common stock. As of December 31, 2004, no common stock has been issued under the compensation plan. The Company accounts for stock-based compensation to employees under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company incurred no stock-based employee compensation cost for the six months ended December 31, 2004 and 2003 under APB Opinion No. 25. The following table illustrates the pro-forma effect on net loss and loss per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                          Three Months Ended            Six Months Ended
                                             December 31,                 December 31,
                                     --------------------------    --------------------------
                                         2004           2003           2004           2003
                                     -----------    -----------    -----------    -----------
Net loss available to common         $(2,200,705)   $(3,727,022)   $(5,987,777)   $(5,478,712)
   stockholders, as reported *
Pro forma compensation expense          (182,000)      (355,000)      (364,000)      (150,000)
                                     -----------    -----------    -----------    -----------

                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004
                                   (UNAUDITED)

                                          Three Months Ended            Six Months Ended
                                             December 31,                 December 31,
                                     --------------------------    --------------------------
                                         2004           2003           2004           2003
                                     -----------    -----------    -----------    -----------
Pro forma net loss available to
   common stockholders               $(2,382,705)   $(4,082,022)   $(6,351,777)   $(6,178,712)
                                     ===========    ===========    ===========    ===========
Loss per common share, as reported
   Basic and diluted                 $     (0.01)   $     (0.03)   $     (0.03)   $     (0.05)
                                     ===========    ===========    ===========    ===========
Loss per common share, pro forma
   Basic and diluted                 $     (0.01)   $     (0.03)   $     (0.03)   $     (0.05)
                                     ===========    ===========    ===========    ===========


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

                                DECEMBER 31, 2004
                                   (UNAUDITED)

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

LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the three and six month periods ended September 30, 2004 and 2003:

                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                             DECEMBER 31,                      DECEMBER 31,
                                    ------------------------------    ------------------------------
                                         2004             2003             2004             2003
                                    -------------    -------------    -------------    -------------
Net loss                            $  (2,100,705)   $  (3,593,022)   $  (5,787,777)   $  (5,205,712)
Interest related to equity
instruments subject to rescission        (100,000)        (134,000)        (200,000)        (273,000)
                                    -------------    -------------    -------------    -------------

Dilutive net loss available to      $  (2,200,705)   $  (3,727,022)   $  (5,987,777)   $  (5,478,712)
common stockholders                 =============    =============    =============    =============

Shares used to compute loss per
common share:                         198,431,960      121,825,669      187,904,328      117,531,278
                                    =============    =============    =============    =============

Basic and diluted loss per
common share:                       $       (0.01)   $       (0.03)   $       (0.03)   $       (0.05)
                                    =============    =============    =============    =============

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

                                DECEMBER 31, 2004
                                   (UNAUDITED)

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

As disclosed in the notes to the Company's June 30, 2004 consolidated financial statements previously filed with the SEC in amended Form 10-K/A, the Company is associated with WTI through common ownership; however, even though the Company was virtually WTI's only customer for software development services, the master services agreement with the Company expired March 31, 2004. Since that date, the Company has not used the services of WTI because the software for the Voting System is now substantially complete; any additional computer programming that may be necessary will be provided by Company employees (some of whom are former WTI employees). At this time, WTI is virtually a dormant entity with just two minor customers and only a few employees. Although the Company's December 31, 2004 payable to WTI is a substantial amount (see Note 9), there is no intent to pay this liability in the foreseeable future. Given its minimal operations at this time, management believes that WTI is no longer dependent for its continued existence upon additional subordinated financial support from the Company or its controlling stockholders. For these reasons, management has concluded that the Company is no longer the primary beneficiary of WTI . Accordingly, the accompanying financial statements do not include the accounts of WTI.

SEGMENT INFORMATION

SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," changed the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders.

It also requires entity-wide disclosures about the products and services an entity provides, the foreign countries in which it holds significant assets and its major customers. At December 31, 2004 and 2003, the Company operates in one segment, as disclosed in the accompanying condensed consolidated statements of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. In Chapter 4 of ARB 43, paragraph five previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges...." SFAS No. 151 requires that such items be recognized as current-period expenses, regardless of whether they meet the criterion of "so abnormal" (an undefined term). This pronouncement also requires that allocation of fixed production overhead to the costs of conversion be based on the normal

                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004
                                   (UNAUDITED)

capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred in years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 123-R, "Share-Based Payment", which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No.123-R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value-based model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method.

SFAS No. 123-R is required to be applied in the first interim or annual reporting period that begins after June 15, 2005. Thus, the Company's consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after July 1, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured using the estimated fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for non-monetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for non-monetary exchanges in fiscal periods beginning after June 15, 2005.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation.

                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004
                                   (UNAUDITED)

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

The Securities Act requires that any claim for rescission be brought within one year of the violation. The Company has sold approximately 9,774,000 shares of common stock and warrants and options to purchase shares of common stock in the United States within one year of December 31, 2004. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the date of the violation. The Company sold approximately 14,024,000 shares of common stock and warrants and options to purchase shares of common stock in the United States within two years of December 31, 2004.

The number of warrants and options described above does not include warrants and options to purchase a total of 3,600,000 shares of common stock issued within two years of December 31, 2004 to our chief executive officer, Dennis Vadura and our president, Frank Wiebe or a warrant to purchase 12,400,000 shares of common stock for which the holder has agreed in writing that it will not assert any right to rescission that it may have. However, we cannot assure you that this agreement is enforceable.

Management is unable to determine at this time whether any claim for rescission may be filed against the Company; however, there can be no assurance that claims will not be asserted. In addition, regulatory agencies could launch a formal investigation and/or institute an enforcement proceeding against the Company.

The Company accounts for common stock and other equity instruments that may be subject to rescission claims as a put liability based on estimated fair value in accordance with the SEC's promulgated accounting rules and interpretive releases. Since equity instruments subject to rescission are redeemable at the holder's option or upon the occurrence of an uncertain event not solely within the Company's control, such equity instruments are outside thescope of SFAS No. 150 and its related interpretations. Under the SEC's interpretation of GAAP, reporting such claims outside of stockholders' equity (as "mezzanine equity") is required, regardless of how remote the redemption event may be. Thus, the Company has reported approximately $5.8 million as "mezzanine equity" in the accompanying December 31, 2004 condensed consolidated balance sheet.

                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004
                                   (UNAUDITED)

As previously reported, the Company's prior year financial statements were restated. In addition, all financial information included in these notes to consolidated financial statements for the second quarter of fiscal 2004 has been adjusted.

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

Financial accounting and reporting during a Chapter 11 case are prescribed by Statement of Position No. 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). For financial reporting purposes, Z Prompt's pre-petition liabilities and obligations, which may be subject to settlement or otherwise dependent on the outcome of the Chapter 11 case, have been segregated and classified as "liabilities subject to compromise" in the accompanying December 31, 2004 condensed consolidated balance sheet. In addition, the Company will report all significant Z Prompt transactions (other than interest expense) directly related to the Chapter 11 Case as "reorganization items" in its future statements of operations. Certain additional disclosures including (a) claims not subject to reasonable estimation of the amount to be allowed and (b) any significant difference between reported interest expense and stated contractual interest will be provided in future financial statements (as required by SOP 90-7) when such amounts are determinable and/or when the related transactions occur.

The bankruptcy case has been dismissed in January 2005.

                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004
                                   (UNAUDITED)

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

Although legal fees and other administrative expenses to complete Z Prompt's bankruptcy proceedings may be significant, they are not susceptible to reasonable estimation at this time; accordingly, the accompanying December 31, 2004 condensed consolidated financial statements do not include any provision for such costs not yet incurred by the Debtor.

Z Prompt could decide to reject some or all of its lease obligations in the Chapter 11 Case. This action may result in lease rejection claims pursuant to the Bankruptcy Code; any such claims would then be adjudicated by the Bankruptcy Court. No expenses for any possible lease rejection claims have been reflected in the Company's December 31, 2004 condensed consolidated financial statements.

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

Condensed balance sheet information of Z prompt as of December 31, 2004 and results of operations for the three and six months then ended are presented below. The acquisition of Z Prompt was recorded for accounting purposes in November 2003.

                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2003
                                  (Unaudited)

                                 Z PROMPT INC.
                                 BALANCE SHEETS

  ACCUPOLL HOLDING CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                               ASSETS
                                                       (Unaudited)
                                                       December 31,    June 30,
                                                           2004         2004
                                                       -----------  ------------
CURRENT ASSETS
      Cash                                             $    98,962  $    34,010
      Accounts receivable, net                             230,986      254,895
      Inventories                                           49,289       20,667
                                                       -----------  -----------
TOTAL CURRENT ASSETS                                       379,237      309,572

      Other, net                                             1,802        2,512

      TOTAL ASSETS                                     $   381,039  $   312,084
                                                       ===========  ===========

                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable and accrued expenses            $   115,357  $   301,734
      Loan from parent co                                  930,710      620,395
      Unearned revenue                                      22,279       74,628
      Liabilities subject to compromise                    732,470      732,544
                                                       -----------  -----------

TOTAL  LIABILITIES                                       1,800,816    1,729,301
                                                       -----------  -----------

STOCKHOLDERS' DEFICIT                                   (1,419,777)  (1,417,217)

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $   381,039  $   312,084
                                                       ===========  ===========

-------------------------------------------------------------------------------

                                  Z PROMPT INC.
                            STATEMENTS OF OPERATIONS
        For The Three Month and Six Month Periods Ended December 31, 2004

                                 Three Month ended       Six Month Ended
                                 December 31, 2004      December 31, 2004
                                    (Unaudited)            (Unaudited)
                                 ----------------------------------------

NET SALES                             361,337                855,581
COST OF SALES                         257,458                586,815
                                     --------               --------
GROSS PROFIT                          103,879                268,766

OPERATING EXPENSES
        General and administrative     59,904                159,506
        Salaries and Related           53,726                108,693
                                     --------               --------
                                      113,630                268,199
                                     --------               --------

OPERATING LOSS                         (9,751)                   567

INTEREST EXPENSE, NET                      30                  3,158
                                     --------               --------

NET LOSS                               (9,781)                (2,591)
                                     ========               ========

--------------------------------------------------------------------------------



The December 31, 2004 balances of Z Prompt's liabilities that became subject to compromise on March 23, 2004 are as follows:

  Accounts payable and accrued expenses                        $336,470
  Line of credit payable to a financial institution (Note 5)    225,000
  Notes payables to related  parties                            171,000
                                                               --------
               Total                                           $732,470
                                                               ========

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

                                DECEMBER 31, 2004
                                   (UNAUDITED)

qualified under certain federal standards. Research and development costs incurred prior to establishing technological feasibility and costs incurred subsequent to the events described in the preceding sentence are charged to expense as incurred.

The Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. At December 31, 2004, management believes that no revisions to the remaining useful lives or write-down of capitalized software development costs are required. The Company began amortizing its capitalized software development costs in April 2004, following the March 2004 qualification of its Voting System as complying with certain federal voting system standards; at December 31, 2004, accumulated amortization approximated $1,615,000.

NOTE 5: LINE OF CREDIT

The Company had a revolving line of credit agreement (the "Line") with a financial institution that matured in August 2004, as amended. The Line bears interest at 5% per annum. A shareholder of the Company who is also a former majority shareholder of Z Prompt guaranteed the Line. The terms of the Line provided for borrowings of up to $280,000. At December 31, 2004, the Company's outstanding borrowings totaled $225,000, which are included in liabilities subject to compromise on the accompanying December 31, 2004 condensed consolidated balance sheet.

NOTE 6: CONVERTIBLE DEBT

On July 2nd 2004, through a private placement Memorandum, the Company issued a $625,000 convertible debenture to 4 accredited investors. The "Convertible Note" bears interest at 8% per annum. On September 08, 2004, Accupoll Inc. repaid $312,500. The balance was converted into 3,125,000 shares of common stock in October 2004 at a price of $0.15 per share.

The convertible feature of this note payable provides for a rate of conversion that is below market value of the common stock. This feature is normally characterized as a beneficial conversion feature ("BCF"). Pursuant to Emerging Issues Task Force ("EITF") Issue No. 98-5 ("EITF 98-5"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the Company has estimated the fair value of such BCF to approximate $312,500 which has been amortized into interest expense for the six months ended December 31, 2004

NOTE 7: OTHER COMMITMENTS AND CONTINGENCIES

In November 2002, the Company entered into a Location Incentives Agreement (the "Agreement") with the Amarillo Economic Development Corporation ("AEDC") to establish the Company's customer service center and voting machine repair operations in Amarillo, Texas. According to the terms of the Agreement, AEDC will pay the Company $250,000 upon the Company's execution of a lease for

                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004
                                   (UNAUDITED)

facilities in Amarillo. The funds advanced under the Agreement are to be used solely for the operations in Amarillo. If the Company does not meet certain minimum employment requirements, as defined, it will be required to repay all amounts advanced. In connection with the Agreement, the Company granted warrants to purchase 250,000 shares of the Company's restricted common stock at an exercise price of $1.04 per share, valued at approximately $205,000 (based on the Black-Scholes pricing model), which was expensed upon issuance. In January 2003, the Company received the $250,000 and has included such amount in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. As of December 31, 2004, the Company did not fulfill its obligations related to the agreement. Therefore, starting March 2004, the Agreement is in default and the funds are due for repayment.

NOTE 8: STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

Holders of our common stock: (i) have equal ratable rights to dividends from funds legally available therefore, when, as and if declared by the Board of Directors; (ii) are entitled to share ratably in all of our assets available for distribution to stockholders upon liquidation, dissolution or winding up of our affairs; (iii) do not have preemptive, subscription or conversion rights, nor are there any redemption or sinking fund provisions applicable thereto; and (iv) are entitled to one vote per share on all matters on which stockholders may vote at all shareholder meetings. The common stock does not have cumulative voting rights, which means that the holders of more than fifty percent of the common stock voting for election of directors can elect one hundred percent of our directors if they choose to do so.

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

                                DECEMBER 31, 2004
                                   (UNAUDITED)

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

                                DECEMBER 31, 2004
                                   (UNAUDITED)

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

         The shares of common stock sold and the common stock underlying the warrants issued to the investors and the placement agent described herein are restricted stock as defined in Rule 144 of the Securities Act of 1933 (as amended) until the Registration Statement is declared effective by the SEC.

        On November 4, 2004, certain of the terms of the September 2004 private placement were amended with the November 2004 private placement.

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

                                DECEMBER 31, 2004
                                   (UNAUDITED)

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

                                DECEMBER 31, 2004
                                   (UNAUDITED)

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

         The shares of common stock sold and the common stock underlying the warrants issued to the investors and the placement agent described herein are restricted stock as defined in Rule 144 of the Securities Act of 1933 (as amended) until the Registration Statement is declared effective by the SEC.

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

                                DECEMBER 31, 2004
                                   (UNAUDITED)

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

NOTE 9:  RELATED PARTY PAYABLE

         At December 31, 2004, the Company owes $1,443,510 to WTI, an affiliated company for services under a master services agreement. WTI is affiliated with the Company through common ownership. The obligation is noninterest bearing and not subject to a maturity date.

NOTE 10:  SUBSEQUENT EVENTS

         The Company filed with the Securities and Exchange Commission a registration statement in order to register the shares of common stock issued to the investors and the shares underlying the warrants, including warrant shares issuable upon exercise of warrants issued to the placement agent (the "Registration Statement"). See registration statement on Form S-1 filed by the Company in January 2005 for further information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         We are in the business of developing and marketing computerized voting machines and their associated products and services for use in federal, state, local and private elections. We have developed a direct recording electronic
(DRE) voting system that provides a voter-verified paper audit trail that is both human and machine readable. Our system was qualified as meeting federal voting system standards on March 25, 2004 and we believe that it is currently the only electronic voting system providing these features that is so qualified. As of January 31, 2005, our DRE voting system was certified by the states of Alabama, Arkansas, Kansas, Kentucky, Mississippi, Ohio, South Dakota, Utah and West Virginia. We currently are in the process of applying for certification in additional states.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2004 TO THREE MONTHS ENDED DECEMBER 31, 2003

REVENUES:

         Net Sales for the quarter ended December 31, 2004 were $361,337, solely provided by our subsidiary, Z Prompt, Inc. and remained at approximately the same level of net sales for the three months ended December 31, 2003 of $361,232.

COST OF GOODS SOLD:

         Cost of goods sold for the quarter ended December 31, 2004 were $257,458, as compared to $142,503 for the quarter ended December 31, 2003. The increase in cost of goods sold is due to the acquisition of Zprompt, Inc., which was consolidated beginning October 31, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES:

         General and Administrative expenses for the quarter ended December 31, 2004 were $1,516,158 as compared to $1,072,367 for the quarter ended December 31, 2003, an increase of 41%. The increase is a result of the Acquisition of Z Prompt Inc, which was consolidated beginning October 31, 2003 and to other fees associated with our September and November private placement.

PROFESSIONAL FEES:

         Professional Fees for the quarter ended December 31, 2004 were $641,210 as compared to $21,542 for the quarter ended December 31, 2003, an increase of $619,668. The increase is a result of increase in legal and accounting fees due to the Z Prompt legal bankruptcy proceedings, three lawsuits aginst Accupoll Inc, and to the filing of a registration statement in January 2005. The total legal fees for this quarter reached approximately $290,000 (paid in cash or stock issuance) and $100,000 for accounting fees.

INTEREST EXPENSE:

         Interest Expenses for the quarter ended December 31, 2004 were $47,216 as compared to $1,517,842 for the quarter ended December 31,2003, a decrease of $1,470,626. The decrease is a result of less expenses incurred in this quarter, compared to the prior year period, related to beneficial conversion features of equity instruments issued at below market.

NET LOSS:

         Net loss for the quarter ended December 31, 2004 was $(2,100,705) as compared to $(3,593,022) for the quarter ended December 31, 2003, a 41% decrease. The decrease is primarily due to reduced interest expenses.


COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 2004 TO SIX MONTHS ENDED DECEMBER 31, 2003

REVENUES:

         Net Sales for the six months ended December 31, 2004 were $816,340 as compared to net sales for the six months ended December 31, 2003 of $361,232. The increase in net sales is solely due to the acquisition of Zprompt, Inc., which was consolidated beginning October 31, 2003.

COST OF GOODS SOLD:

         Cost of goods sold for the six months ended December 31, 2004 were $547,069, as compared to $142,503 for the six months ended December 31, 2003. The increase in cost of goods sold is due to the acquisition of Zprompt, Inc., which was consolidated beginning October 31, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES:

         General and Administrative expenses for the six months ended December 31, 2004 were $3,136,552 as compared to $2,043,460 for the six months ended December 31, 2003, an increase of 53%. The increase is a result of Acquisition of Z Prompt Inc, which was consolidated beginning October 31, 2003 and to other fees associated with our September and November private placement.

PROFESSIONAL FEES:

         Professional Fees for the six months ended December 31, 2004 were $2,527,666 as compared to $53,066 for the six months ended December 31, 2003, an increase of $2,474,600. The increase is a result of The increase is a result of charges of expenses associated with various warrants which were granted beginning in May of 2002, and exercised during this period, increase in legal and accounting fees due to the Z Prompt legal bankruptcy proceedings, three lawsuits aginst Accupoll Inc, and to the preparing for a registration statement filed in January 2005.

INTEREST EXPENSE:

         Interest Expenses for the six months ended December 31, 2004 were $392,830 as compared to $2,127,915 for the six months ended December 31,2003, a decrease of $1,735,085. The decrease is a result of less expenses incurred in this period, compared to the prior year period, related to beneficial conversion features of equity instruments issued at below market.

NET LOSS:

         Net loss for the six months ended December 31, 2004 was $(5,877,277) as compared to $(5,205,712) for the six months ended December 31, 2003, a 12% increase. The increase is primarily due to non-cash professional fees associated with the cashless exercise of warrants.

LIQUIDITY AND CAPITAL RESOURCES

         From August 2001, the date of our inception, through December 31, 2004, we have raised a total of approximately $19.9 million from the sale of common stock and convertible notes and other securities.

         As of December 31, 2004 we had cash of $360,502 and a working capital deficiency of approximately $5.8 million. Our accumulated deficit as of December 31, 2004 was approximately $28.5 million.

         In November 2003, we secured a $5 million dollar revolving credit facility, in the form of two seven-month convertible notes. The notes bear interest at an annual rate of 10% and originally matured on June 30, 2004. The maturity was extended to December 31, 2004 and a further extension of these notes is currently in negotiation. The notes are convertible on 90 days written notice by the holders at the lesser of (i) 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date or (ii) $.0625 per share. At December 31, 2004, we had a balance of 1,980,000 under such notes.

         We have a convertible debenture with Palisades Holdings, LLC whereby Palisades Holdings, at its discretion, may provide us loans of up to $1,250,000. The convertible debenture bears interest at an annual rate of 10% and originally matured on June 30, 2004. The maturity was extended to December 31, 2004 and a further extension of the debenture is currently in negotiation. The debenture is convertible on 90 days written notice by Palisades Holdings, LLC at the lesser of (i) 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date or (ii) $.0625 per share. At December 31, 2004, we had a balance of $836,000 under such debenture.

         We have a convertible debenture with C&S Consolidated Services Hong Kong. The convertible debenture bears interest at an annual rate of 7% and matured on October 14, 2004. Management is currently negotiating terms for conversion of the debenture. The debenture is convertible in to shares of common stock of $0.35 per share. At December 31, 2004, we had balance of $288,600 under such debenture.

         We had a convertible debenture with four accredited investors. The convertible debenture accrued interest at an annual rate of 8% and matured on July 2, 2004. In October 2004, the debenture was converted into 3,125,000 shares of common stock of $.10 per share.

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

         We have offered and sold a substantial number of shares of common stock and warrants and options to purchase common stock without registration under the Securities Act of 1933, as amended, or qualification under state securities laws. If any offer or sale were not exempt from, or otherwise not subject to, federal and state registration and qualification requirements, the purchaser would have a number of remedies, including the right to rescind the purchase. The Securities Act of 1933, as amended, requires that any claim for rescission be brought within one year of the alleged violation. We have sold approximately 9,774,000 shares of common stock and warrants and options to purchase common stock in the United States within one year of December 31, 2004. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the date of the alleged violation. We have sold approximately 14,024,000 shares of common stock and warrants and options to purchase shares of common stock in the United States within two years of December 31, 2004. Further, we cannot assure you that courts will not apply equitable or other doctrines to extend the period within which purchasers may bring their claims. The number of warrants and options described above does not include warrants and options to purchase a total of 3,600,000 shares of common stock issued within two years of December 31, 2004 to our Chief Executive Officer, Dennis Vadura, and our President, Frank Wiebe, or a warrant to purchase 12,400,000 shares of common stock for which the holder has agreed in writing that it will not assert any right to rescission that it may have. However, we cannot assure you that this agreement is enforceable.

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

GOING CONCERN

         We have incurred losses from operations since inception, have negative working capital of approximately $5.8 million at December 31, 2004, and lack operational history. These conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

         The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As stated above, we have incurred losses through December 31, 2004, have negative working capital at that date and have a lack of operational history which, among other factors, raise substantial doubt about our ability to continue as a going concern. We intend to fund operations through sales of the Voting System, but there is no commitment by any entities for the purchase of any of the proposed products. In the absence of significant sales and profits, we may seek to raise additional funds to meet our working capital requirements through debt and/or equity financing arrangements. Management believes that such arrangements will be sufficient to fund our capital expenditures, working capital needs and other cash requirements for the year ending June 30, 2005. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

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

CONTRACTUAL OBLIGATIONS

         As of December 31, 2004, we had the following contractual obligations:

                                                                     Payments due by period
-----------------------------------------------------------------------------------------------------------------------
                                                             Less than                                     More than 5
Contractual Obligations                       TOTAL            1 YEAR        1-3 YEARS       3-5 YEARS        YEARS
-----------------------------------------------------------------------------------------------------------------------
Operating Lease Obligations
     Greenberg Farrow Architecture
          - Tustin office                    $132,000                        $132,000
     Olen Lease - Irvine facility             $19,956         $19,956
     Amarillo Grant - Texas facility         $250,000        $250,000

Long-Term Debt
     Bank of America Line of Credit          $225,000        $225,000
     Notes Payable Accupoll                   $15,000         $15,000
                            Z Prompt          171,583         171,583

Convertible Debt                           $3,104,600      $3,104,600

Consulting Agreements
     National Strategies Inc.                 $45,000         $45,000

Total                                      $3,963,139      $3,831,139        $132,000

BUSINESS TRENDS

         There are three business trends evident in the market today that are material to our operations. The first is the delay in the procurement cycle until after the November 2004 election. This trend was influenced by two factors: 1) the delay in the distribution of the federal funds by the United States Election Assistance Commission, and 2) the November 2004 Presidential Election. The delay in the distribution of the federal funds was caused by the delay in nominating and confirming the Election Assistance Commissioners (scheduled to be completed by April 2003, but instead was completed in December
2003), and the delay on the part of some states in meeting all the requirements for the funds to be released by the Election Assistance Commission. With the delay in funding until June 2004, less than five months before the November 2004 election, the majority of counties have decided not to risk making any changes until after the November 2004 election. As of Feb. 6, 2005 the DOJ has informed the Secretaries of State that they must be in compliance with the statues of HAVA as scheduled. This creates a strong message to begin purchasing voting machine as required.

         The second business trend is the growing momentum of the movement for a Voter Verified Paper Audit Trail (VVPAT). As of September 2004, eighteen states (Alabama, Alaska, California, Connecticut, Georgia, Illinois, Maine, Maryland, Minnesota, New Hampshire, New Jersey, New York, Ohio, Vermont, Virginia, West Virginia and Wisconsin) have either passed or are actively considering legislation that would make it a requirement for any direct recording electronic
(DRE) voting system used in the state to produce a VVPAT. As recently as February 1, 2005 both Arizona and Texas have introduced legislation requiring a VVPAT with bills being considered in Louisiana and Washington. In another five states (California, Missouri, Oregon, New Hampshire and Nevada), the Secretary of State has issued a directive mandating VVPAT in the state.

         The third business trend is the growing list of states that are requiring DRE voting systems to be qualified under the 2002 federal voting system standards. This requirement is primarily focused in states where electronic voting systems have not been previously used (e.g., Illinois, Missouri, Iowa and North Carolina).

         Overall the net impact of these trends on AccuPoll is positive. AccuPoll already has a DRE voting system with a VVPAT qualified under the 1990 federal voting system standards. We are currently in the process of testing our DRE voting system under the 2002 federal voting system standards. We expect to complete federal qualification testing under the 2002 federal voting system standards by March 1, 2005. This places AccuPoll in position as one of the few vendors with a DRE voting system that is federally qualified under the 2002 voting system standards and has a VVPAT in time for the beginning of the procurement cycle after the November 2004 election. This is especially important in states like Missouri and Illinois that have not previously authorized DRE voting systems to be used in the state, but must at a minimum meet the accessibility requirements under the Help America Vote Act of 2002 (i.e., one DRE voting machine per polling place).

 CRITICAL ACCOUNTING  POLICIES AND ESTIMATES

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

         Approximately 13,705,000 shares of our common stock, options and warrants that were issued or granted in the United States without registration or qualification under federal or state securities laws during the two-year period ended December 31, 2004 may be subject to rescission. The fair value of these securities was estimated based on a combination of (a) the selling price of the common stock on the dates sold, (b) the price per the agreement for stock issued in conversion of debt, (c) the fair value of the stock options and warrants on their grant dates, and (d) an independent valuation. Based in part on advice of counsel, the fair value of these options and warrants was estimated using the Black-Scholes option-pricing model. Based on these measurement criteria, our potential liability directly associated with the aforementioned securities transactions is estimated to approximate $5.8 million (including interest) at December 31, 2004 plus legal fees and any fines or penalties that might be assessed by regulatory agencies.

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

         At December 31, 2004, we believe that no revisions to the remaining useful lives or write-down of capitalized software development costs are required. Our systems were qualified as meeting certain federal voting system standards in late March 2004. We began amortizing the capitalized software development costs beginning April 2004.

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

         As disclosed in the notes to our accompanying condensed consolidated financial statements, we are associated with Web Tools International, Inc. through common ownership; in addition, we were virtually Web Tools International's only customer for software development services in fiscal 2003. Based on these and other factors, we determined that (1) Web Tools International is a variable interest entity and (2) we were its primary beneficiary as of January 1, 2004. Therefore, effective January 1, 2004, the accounts of Web Tools International were consolidated with those of AccuPoll. For reasons explained in the notes to our June 30, 2004 consolidated financial statements, the accounts of Web Tools International were de-consolidated effective April 1, 2004.

The Continued Consolidation of a Subsidiary in Bankruptcy

         As discussed in the notes to our accompanying consolidated financial statements, Z prompt (a wholly owned subsidiary) filed bankruptcy in March 2004. We are the single largest pre-petition creditor of Z prompt. Management has determined that it would not be meaningful to de-consolidate the accounts of Z prompt at this time because we (a) have a substantial negative investment in Z prompt as of December 31, 2004 and (b) expect to regain control of this subsidiary after Z prompt will emerge from bankruptcy. The case has been dismissed in January 2004.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. In Chapter 4 of ARB 43, paragraph five previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges...." SFAS No. 151 requires that such items be recognized as current-period expenses, regardless of whether they meet the criterion of "so abnormal" (an undefined term). This pronouncement also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred in years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 123-R, "Share-Based Payment", which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No.123-R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board

("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value-based model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method.

SFAS No. 123-R is required to be applied in the first interim or annual reporting period that begins after June 15, 2005. Thus, the Company's consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after July 1, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured using the estimated fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for non-monetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for non-monetary exchanges in fiscal periods beginning after June 15, 2005.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Changes in United States interest rates would affect the interest earned on our cash and cash equivalents. Based on our overall interest rate exposure at December 31, 2004, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. Our debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on our financial position or results of operations.

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

         We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of our management, including our principal (chief) executive officer and principal (chief) financial officer. Based upon the evaluation, our principal (chief) executive officer and principal (chief) financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at December 31, 2004.

         There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         In September 2003, we were served with a lawsuit filed in the Supreme Court of New York, County of New York, by Stern & Co Communications LLC, d/b/a Stern + Co. Stern alleging that we breached a contract with them by failing to tender payment in full for services rendered. Stern sought to recover damages in the amount of $35,000, and a warrant to purchase 36,000 shares of our common stock. In November 2003, we entered into a stipulated settlement agreement with Stern. In consideration for a full release of Stern's claims, we issued Stern 15,000 shares of common stock and granted a warrant to purchase 15,000 shares of common stock at an exercise price equal to our closing stock price on the date of issuance.

         In October 2003, Paul Musco, the ex-President of our wholly owned subsidiary, Z prompt, Inc. filed suit against us and Z prompt in Superior Court of California, County of Orange, California. The claim alleged breach of contract, fraud and misrepresentation stemming from our acquisition of, and his termination of his employment with, Z prompt. Mr. Musco is seeking damages in excess of $800,000, plus punitive damages. We believe that Mr. Musco breached his agreements with Z prompt and we have filed a cross complaint for breach of contract, fraud, negligence and breach of fiduciary duty seeking $2,000,000. Mr. Musco has since filed his own cross-complaint against us, Dennis Vadura, Frank Wiebe and Craig Hewitt alleging fraud and tortious interference with contract. Paul Musco has also modified his complaint to include additional damages for alleged losses resulting from his inability to sell his shares of AccuPoll Holding Corp. In addition, Michael Shockett, a former employee, has joined the suit and filed a cross complaint against us, Z prompt, Dennis Vadura, Frank Wiebe and Craig Hewitt alleging fraud, tortuous interference with contract and wrongful termination. Michael Shockett was terminated from employment with us in April 2004 for cause. On or about January 25, 2005, we settled this dispute in consideration for our agreement to: (i) make total payments of $625,000 cash to Mr. Musco and Mr. Shockett; and (ii) issue 1.5 million shares of common stock to Mr. Musco and Mr. Shockett. In the event of default on the cash payment terms, there will be an additional $250,000 cash amount added to the settlement amount.

         In October 2003, a former employee of Z prompt, Nathalie Luu, filed suit against Z prompt and us in Superior Court of California, County of Orange, California. The complaint claims wrongful termination, intentional infliction of emotional distress and retaliatory discharge, based on allegations that the plaintiff was terminated for reporting to management alleged fraudulent accounting practices by Z prompt management. The former employee is seeking $112,000 in monetary damages including loss of wages, plus punitive damages. The case is currently in settlement negotiations.

         On March 23, 2004, our wholly-owned subsidiary, Z prompt, Inc., filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Central District of California. As of September 30, 2004, Z prompt had not filed a proposed Plan of Reorganization. The bankruptcy was dismissed on January 25, 2005 pursuant to a stipulation between Z prompt, Inc. and the bankruptcy trustee.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         On July 2nd 2004, through a private placement Memorandum, the Company issued a $625,000 convertible debenture to 4 accredited investors. The "Convertible Note" bears interest at 8% per annum. On September 08, 2004, Accupoll Inc. repaid $312,500. The balance was converted into 3,125,000 shares of common stock in October 2004 at a price of $0.15 per share.

         During October 2004 Hyde Investments converted $200,000 of their convertible debt into 3,200,000 shares of common stock. During December 2004, Hyde Investments converted another $200,000 of their convertible debt into 3,350,000 shares of common stock. The transaction was exempt from registration under Regulation S under the Securities Act of 1933, as amended.

         In October 2004, our Executive Vice President of Sales and Marketing exercise 287,701 common stock from his 500,000 Options granted on June 2003.

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

         In the Quarter ended December 31, 2004, we issued 1,900,000 shares of common stock for legal services, and 200,000 shares of common stock for consulting services related to production of our voting machines.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         In November 2003, we secured a $5 million dollar revolving credit facility, in the form of two seven-month convertible notes. The notes bear interest at an annual rate of 10% and originally matured on June 30, 2004. The maturity was extended to December 31, 2004 and a further extension of these notes is currently in negotiation. The notes are convertible on 90 days written notice by the holders at the lesser of (i) 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date or (ii) $.0625 per share. At December 31, 2004, we had a balance of 1,980,000 under such notes. During October and November, 2004, $400,000 has been converted to 6,550,000 shares of common stock.

         We have a convertible debenture with Palisades Holdings, LLC whereby Palisades Holdings, at its discretion, may provide us loans of up to $1,250,000. The convertible debenture bears interest at an annual rate of 10% and originally matured on June 30, 2004. The maturity was extended to December 31, 2004 and a further extension of the debenture is currently in negotiation. The debenture is convertible on 90 days written notice by Palisades Holdings, LLC at the lesser of (i) 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date or (ii) $.0625 per share. At December 31, 2004, we had a balance of $836,000 under such debenture.

         We have a convertible debenture with C&S Consolidated Services Hong Kong. The convertible debenture bears interest at an annual rate of 7% and matured on October 14, 2004. Management is currently negotiating terms for conversion of the debenture. The debenture is convertible in to shares of common stock of $0.35 per share. At December 31, 2004, we had balance of $288,600 under such debenture.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There was no matter submitted to a vote of security holders during the period covered by this report.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS.

EXHIBIT
NUMBER                                   DESCRIPTION
-------           --------------------------------------------------------------
4.1               Subscription Agreement, dated November 4, 2004 (Incorporated by reference from Exhibit 4.1 to Form 8-K, filed November 9,
                  2004)

4.2 Form of Common Stock Purchase Warrant A (Incorporated by reference from Exhibit 4.2 to Form 8-K, filed November 9,
                  2004)

4.3 Form of Common Stock Purchase Warrant B (Incorporated by reference from Exhibit 4.3 to Form 8-K, filed November 9,
                  2004)

4.4 Form of Common Stock Purchase Warrant C (Incorporated by reference from Exhibit 4.4 to Form 8-K, filed November 9,
                  2004)

4.5 Form of Placement Agent Warrant (Incorporated by reference from Exhibit 4.5 to Form 8-K, filed November 9, 2004)

4.6               Form of Funds Escrow Agreement (Incorporated by reference from
                  Exhibit 4.6 to Form 8-K, filed November 9, 2004)

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

                                       ACCUPOLL HOLDING CORP.

Dated:   February 14, 2005             By:        /s/ Dennis Vadura
                                             -----------------------------------
                                                      Dennis Vadura,
                                                      Chief Executive Officer
                                                      and Director


Dated:   February 14, 2005             By:       /s/  Frank J. Wiebe
                                             -----------------------------------
                                                      Frank J. Wiebe,
                                                      President, Secretary,
                                                      Treasurer and Director


Dated:   February 14, 2005             By:      /s/   Craig A. Hewitt
                                             -----------------------------------
                                                      Craig A. Hewitt,
                                                      Chief Financial Officer
                                                      and Principal Accounting
                                                      Officer