Form 10-K/A
period 2004-06-30
ACCUPOLL HOLDING CORP
filed 2005-03-15
CIK 764794

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 3)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2004

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER: 000-32849
                                                ---------

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

                15101 RED HILL AVE. SUITE # 220, TUSTIN, CA 92780
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (949) 200-4000
                                                           --------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

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

         Documents incorporated by reference: None.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I

Item 1.     BUSINESS..........................................................1
Item 2.     PROPERTIES.......................................................18
Item 3.     LEGAL PROCEEDINGS................................................18
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............19

                                    PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES................19
Item 6.     SELECTED FINANCIAL DATA..........................................20
Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS........................................22
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......30
Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................30
Item 9.     CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.........................................30
Item 9A.    CONTROLS AND PROCEDURES..........................................30
Item 9B.    OTHER INFORMATION................................................30

                                    PART III

Item 10.    DIRECTORS AND OFFICERS OF THE REGISTRANT.........................31
Item 11.    EXECUTIVE COMPENSATION...........................................33
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.......................................................35
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................37
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES...........................37

                                     PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K......................................................38

SIGNATURES  .................................................................42

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

                                                             Fiscal 2004
                                                      ------------  ------------
COMMON STOCK                                            High (1)       Low (1)
--------------------------------------                ------------  ------------
First Quarter Ended September 30, 2003                   $2.00         $0.81
Second Quarter Ended December 31, 2003                   $1.75         $1.35
Third Quarter Ended March 31, 2004                       $3.85         $1.44
Fourth Quarter ended June 30, 2004                       $3.57         $0.90

                                                             Fiscal 2003
                                                      ------------  ------------
COMMON STOCK                                            High (1)       Low (1)
--------------------------------------                ------------  ------------
First Quarter Ended September 30, 2002                   $1.24         $0.90
Second Quarter Ended December 31, 2002                   $1.70         $0.85
Third Quarter Ended March 31, 2003                       $1.70         $1.01
Fourth Quarter ended June 30, 2003                       $1.14         $0.91

(1)Prices adjusted to reflect a 4 for 1 stock dividend that was effective July 2002.

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

ITEM 6. SELECTED FINANCIAL DATA

--------------------------------------------------------------------------------
                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          June 30, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

                                                                                                    (Restated)
                                                                                        2004           2003           2002
                                                                                   ------------    -----------    -----------
                                ASSETS

CURRENT ASSETS

           Cash                                                                    $    113,789    $        --    $   288,675
           Accounts receivable, net                                                     254,895             --             --
           Note Receivable                                                               50,000
           Inventories                                                                  168,636             --             --
           Deferred acquisition costs                                                        --        144,206
           Prepaid expenses                                                                  --          2,500        156,000
                                                                                   ------------    -----------    -----------
                                                                                        537,320        146,706        494,675

PROPERTY AND EQUIPMENT, net                                                              14,012             --        411,966
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net                                           2,544,207      1,403,899         74,376
OTHER ASSETS                                                                             26,246             --        130,000
                                                                                   ------------    -----------    -----------
           TOTAL ASSETS                                                            $  3,121,785    $ 1,550,605    $ 1,111,017
                                                                                   ============    ===========    ===========

                                                                                                    (Restated)
                                                                                        2004           2003           2002
                                                                                   ------------    -----------    -----------
               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
           Accounts payable and accrued expenses                                   $  1,817,284    $   931,503    $   401,548
           Related party payables                                                     1,228,070        872,940
           Deferred revenues                                                             74,628             --             --
           Convertible debt                                                           3,304,600             --        (68,750)
           Notes payable to related parties                                              30,000        175,000
           Put liability related to warrant issuance                                    163,760        113,750             --
           Liabilities subject to compromise                                            732,544                            --
                                                                                   ------------    -----------    -----------
           TOTAL LIABILITIES                                                          7,350,886      2,093,193        332,798
                                                                                   ------------    -----------    -----------
EQUITY INSTRUMENTS SUBJECT TO RESCISSION                                              6,200,000      4,377,033             --
                                                                                   ------------    -----------    -----------
STOCKHOLDERS' DEFICIT

           Convertible Series A preferred stock, $0.01 par value,  80,000 shares authorized, no shares issued and outstanding
           (liquidation preference of zero)                                                 --             --             --
           Common stock, par value of $0.001, 600,000,000 shares
             authorized; 158,482,171 and 112,945,963 shares issued and
             outstanding at June 30, 2004 and 2003, respectively                        158,482        112,946        (12,500)
           Capital Stock                                                                173,203
           Additional paid-in capital                                                12,046,817      2,222,580      3,024,096
           Accumulated deficit                                                      (22,634,400)    (7,255,147)    (2,406,580)
                                                                                   ------------    -----------    -----------
                                                                                    (10,429,101)    (4,919,621)       778,219
                                                                                   ------------    -----------    -----------
           TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $  3,121,785    $ 1,550,605    $ 1,111,017
                                                                                   ============    ===========    ===========

--------------------------------------------------------------------------------
                             ACCUPOLL HOLDING CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      For The Years Ended June 30, 2004 and 2003, and For The Period From
                August 9, 2001 (Inception) Through June 30, 2002
--------------------------------------------------------------------------------

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

CONTRACTUAL OBLIGATIONS

         As of June 30, 2004, we had the following contractual obligations:


         Contractual Obligations                                                  Payments due by period
         -----------------------                              ------------------------------------------------------------

                                                                            Less then                            More than
                                                                Total        1 year     1-3 years    3-5 years   5 years
                                                             -----------   ----------   ----------   ---------   ---------
Operating Lease Obligations
    Greenberg Farrow Architecture

       - Tustin office                                       $   132,000                $ 132,000
    Olen Lease - Irvine facility                             $    39,911   $   39,911

    Amarillo Grant - Texas facility                          $   250,000   $  250,000

Long-Term Debt
    Bank of America line of Credit                           $   225,000   $  225,000
    Notes Payable                                            $   201,657   $  201,657

Convertible Debt                                             $ 3,304,600   $3,304,600

Consulting agreements
    National Strategies Inc.                                 $    60,000   $   60,000
                                                             -----------   ----------   ----------   ---------   ---------

Total                                                        $ 4,213,168   $4,081,168   $ 132,000    $      --   $      --
                                                             ===========   ==========   =========

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

ITEM 9. CHANGES  IN   AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES



         We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

         As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal (chief) executive officer and principal (chief) financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal (chief) executive officer and principal (chief) financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

         Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, misstatements due to error or fraud may occur and not be detected.

         During the year ended June 30, 2004, we hired additional accounting personnel to re-evaluate and revise our disclosure controls and procedures and to implement new disclosure controls and procedures. As part of this plan and implementation, we are reevaluating, redesigning, and documenting policies and procedures, putting those procedures in operation and monitoring the effectiveness of the procedures. Except as described above, there was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 9B. OTHER INFORMATION

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         Our current directors and executive officers are as follows:

NAME (1) (2)          AGE   POSITION
-------------------   ---   --------
Dennis Vadura         43    Chief Executive Officer and Director
Frank J. Wiebe        44    President, Secretary, Treasurer and Director
Craig A. Hewitt       37    Chief Financial Officer
Chester Noblett Jr.   60    Executive Vice President, Sales
Jo-Ann Zakielarz      52    Vice President, Government Affairs/Global Alliances
Andrea M. Porcelli    36    Director
Phil Trubey           41    Director

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

INVOLVEMENT IN LEGAL PROCEEDINGS

         On March 23, 2004, our wholly-owned subsidiary, Z prompt, Inc., filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Central District of California. Z prompt, and its Bankruptcy counsel are in the process of preparing a disclosure statement and proposed plan of re-organization. Mr. Vadura and Mr. Wiebe who are our CEO and President , respectively, are also directors of Z prompt, and held such positions at the time of the Bankruptcy filing. Mr. Vadura is also the Chairman of Zprompt, and Mr. Wiebe is a Director of Z prompt. Mr. Hewitt, our CFO, was formerly a member of Z prompt's Board of Directors, but resigned from the Board of Z prompt prior to the Bankrupcty filing.

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
                        Shares Acquired                          Exercisable/         Exercisable/
         Name           on Exercise (#)     Value Realized ($)   Unexercisable        Unexercisable
-------------------------------------------------------------------------------------------------------------
Frank Wiebe                    0                  N/A           2,300,000/916,000     $  974,500/$423,020
Dennis Vadura                  0                  N/A         4,600,000/1,832,000     $1,949,000/$846,040

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

3.1 Articles of Incorporation dated January 25, 1985 (Incorporated by reference from Exhibit 3(i) to Form 10-KSB for fiscal year ended June 30, 2000)

3.2 Amendment to Articles of Incorporation dated November 4, 1985 (Incorporated by reference from Exhibit 3(ii) to Form 10-KSB for fiscal year ended June 30, 2000)

3.3 Certificate of Amendment to Articles of Incorporation dated May 2, 2002 (Incorporated by reference from Exhibit 3.3 to Form 10-K/A filed with the Securities and Exchange Commission on October 6, 2004)

3.4 Certificate of Amendment to Articles of Incorporatoin dated May 23, 2002 (Incorporated by reference from Exhibit 3.3 to Form 10-K/A filed with the Securities and Exchange Commission on October 6, 2004)

3.5 Certificate of Amendment to Articles of Incorporation dated June 2, 2003 (Incorporated by reference from Exhibit 3.3 to Form 10-K/A filed with the Securities and Exchange Commission on October 6, 2004)

3.6 Bylaws (Incorporated by reference to Exhibit 3(iii) to Form 10-KSB for the fiscal year ended June 30, 2000, filed September 8, 2000)

3.7 Amendment to Bylaws dated April 20, 2000 (Incorporated by reference from Exhibit 3.3 to Form 10-K/A filed with the

EXHIBIT NUMBER                            DESCRIPTION
--------------------------------------------------------------------------------
                  Securities and Exchange Commission on October 6, 2004)

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

EXHIBIT NUMBER                            DESCRIPTION
--------------------------------------------------------------------------------
                  Investment, LLC (Incorporated by reference from Exhibit 9.3 to Form 10-KSB/A for the fiscal year ended June 30, 2003, filed June 8, 2004)

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

10.10 Exclusive Territory and Compensation Agreement, November 4, 2003, by and between AccuPoll and AmCad, LLC (Incorporated by reference from Exhibit 10.12 to Form 10-KSB/A for the fiscal year ended June 30, 2003, filed June 8, 2004)

EXHIBIT NUMBER                            DESCRIPTION
--------------------------------------------------------------------------------
10.11 Standard Sublease dated July 23, 2003 between Greenberg Farrow Architecture, Inc. and AccuPoll (Incorporated by reference from Exhibit 10.14 to Form 10-KSB/A for the fiscal year ended June 30, 2003, filed June 8, 2004)

10.12 Teaming Agreement dated July 9, 2004 by and between AccuPoll, Inc. and Alternative Resources Corporation (Incorporated by reference from Exhibit 10.12 to Form 10-K for the fiscal year ended June 30, 2004, filed September 28, 2004).

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

                                    ACCUPOLL HOLDING CORP.


Dated:   March 14, 2005             By:   /s/ Dennis Vadura
                                          --------------------------------------
                                          Dennis Vadura,
                                          Chief Executive Officer and Director


Dated:   March 14, 2005             By:   /s/ Frank J. Wiebe
                                          --------------------------------------
                                          Frank J. Wiebe,
                                          President, Secretary, Treasurer
                                          and Director


Dated:   March 14, 2005             By:   /s/ Craig A. Hewitt
                                          --------------------------------------
                                          Craig A. Hewitt,
                                          Chief Financial Officer and Principal
                                          Accounting Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE                          DATE
--------                          -----                          ----

/s/ Dennis Vadura
-----------------------------     Chief Executive Officer
Dennis Vadura                     and Director                   March 11, 2005


/s/ Frank J. Wiebe                President, Secretary,
-----------------------------     Treasurer and Director         March 14, 2005
Frank J. Wiebe

/s/ Andrea M. Porcelli
-----------------------------     Director                       March 14, 2005
Andrea M. Porcelli

/s/ Phil Trubey
-----------------------------     Director                       March 14, 2005
Phil Trubey

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

                             YEAR ENDED JUNE 30
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

A summary of changes in warrants during each period is presented below:

                                Weighted Average

                                              Warrants       Exercise Price

                                         ----------------    -----------------
Balance, August 9, 2001 (Inception)                   --        $          --
Warrants granted                              34,512,804                 0.08
Warrants exercised                            (9,901,316)               (0.11)
Warrants granted                              15,340,813                 0.29
Warrants exercised                            (4,393,886)               (0.11)
Warrants cancelled                            (3,972,000)               (0.25)
                                         ----------------    -----------------
Balance, June 30, 2003                        31,586,415               $ 0.15
                                         ================    =================
Warrants granted                              52,681,292                 0.48
Warrants exercised                           (21,067,794)               (0.22)
Warrants cancelled                                    --                   --
                                         ----------------    -----------------
Balance, June 30, 2004                        63,199,913               $ 0.40
                                         ================    =================
Warrants exercisable at June 30, 2004         63,199,913               $ 0.40
                                         ================    =================

Per share values at grant date of         Weighted Average    Weighted Average
warrants issued during fiscal 2004:        Fair Value          Exercise Price
                                         ----------------    -----------------
Less than fair market value                       $ 0.72               $ 1.55
                                         ================    =================
Equal to fair market value                        $ 0.87               $ 1.54
                                         ================    =================
Greater than fair market value                    $ 1.39               $ 0.25
                                         ================    =================

The following table summarizes information related to warrants outstanding at June 30, 2004:

                                        Warrants Outstanding                                    Warrants Exercisable
                     ------------------------------------------------------------------  -------------------------------------
                                             Weighted Average          Weighted Average                      Weighted Average
   Exercise Price          Number       Remaining Contractual Life      Exercise Price        Number          Exercise Price
--------------------------------------  --------------------------  -------------------  ------------------  -----------------
    $0.01 - $0.08          33,145,366                4.66            $         0.06           33,145,366      $       0.06
    $0.12 - $0.25           8,828,992                7.59                      0.17            8,828,992              0.17
    $0.26 - $0.50           4,239,428                5.14                      0.36            4,239,428              0.36
    $0.75 - $0.90           7,313,157                0.25                      0.76            7,313,157              0.76
    $1.00 - $1.40           9,672,970                4.63                      1.52            9,672,970              1.52
                     -----------------  --------------------------  -------------------  ----------------    -----------------
                           63,199,913                4.68            $         0.40           63,199,913      $       0.40

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

A summary of changes in stock options during each year is presented below:

                                                            Weighted average
                                            Stock Options    Exercise Price
                                          ----------------  ----------------
Balance, August 9, 2001 (Inception)                     --  $            --
Options granted                                  6,780,000             0.31
Options exercised                                       --               --
Options cancelled                                       --               --
                                          ----------------  ----------------
Balance, June 30, 2002                           6,780,000             0.31
Options granted                                  5,670,000             0.94
Options exercised                                       --               --
Options cancelled                                       --               --
                                          ----------------  ----------------
Balance, June 30, 2003                          12,450,000  $          0.60
Options granted                                    600,000             1.54
Options exercised                                 (550,000             0.51
Options cancelled                                       --               --
                                          ----------------
Balance, June 30, 2004                          12,500,000  $          0.65
                                          ================  ================
Options exercisable at June 30, 2004             9,117,500  $          0.64
                                          ================  ================

Per share values at grant date of      Weighted Average  Weighted Average
options issued during fiscal 2004:         Fair Value      Exercise Price
                                       ----------------  ----------------
   Less than fair market value                      N/A               N/A
                                       ================  ================
   Equal to fair market value          $           0.74  $           1.54
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

The following outlines the significant assumptions used to calculate the estimated fair value information presented utilizing the Black-Scholes pricing model:

                                Year Ended     Year Ended     Period Ended
                              June 30, 2004  June 30, 2003     June 30, 2002
                              -------------  -------------  ----------------
Discount rate                     2.00%              3.50%           3.50%
Volatility                         72%               170%          0% - 51%
Expected life in years              3                 3               3
Expected dividend yield               --              --             --
                              -------------  -------------  ----------------

NOTE 8 INCOME TAXES

Income tax expense, all current, for the years ended June 30, 2004 and 2003 and the period from August 9, 2001 (Inception) through June 30, 2002 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to the loss before income taxes as a result of the following:

                                                      2004         2003          2002
                                                  -----------   -----------   -----------
Computed "expected" tax benefit                   $(4,756,000)  $(1,649,000)  $  (801,000)
Adjustment in income taxes resulting from:

    Change in valuation allowance                   4,334,000     1,891,000       921,000
    Other                                                  --           800           800
    State and local income taxes, net of federal     (439,600)     (242,000)     (120,000)
    Goodwill Impairment                               864,000            --            --
                                                  -----------   -----------   -----------
                                                  $     2,400   $       800   $       800
                                                  ===========   ===========   ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2004, 2003 and 2002 are presented below:

                                                      2004         2003          2002
                                                  -----------   -----------   -----------
Net Operating Losses                                4,052,000       199,000        86,000
Stock-based Compensation                            1,327,000     1,327,000       456,000
Start-up Costs                                      1,142,000     1,142,000       309,000
Loss on Investments                                   480,000            --            --
Capitalized research and development                   70,000        70,000        70,000
Other                                                  75,000        74,000            --
                                                  -----------   -----------   -----------
Deferred tax asset                                  7,146,000     2,812,000       921,000
Less: Valuation Allowance                          (7,146,000)   (2,812,000)     (921,000)
                                                  -----------   -----------   -----------
Net deferred tax asset                                     --            --            --
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