Form 10-Q/A
period 2004-09-30
ACCUPOLL HOLDING CORP
filed 2005-03-15
CIK 764794

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 2)

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

         During the year ended June 30, 2004, we hired additional accounting personnel to re-evaluate and revise our disclosure controls and procedures and to implement new disclosure controls and procedures. As part of this plan and implementation, we are reevaluating, redesigning, and documenting policies and procedures, putting those procedures in operation and monitoring the effectiveness of the procedures. Except as stated above, there was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to material affect our internal control over financial reporting.



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