Form 10-Q
period 2005-03-31
ACCUPOLL HOLDING CORP
filed 2005-05-16
CIK 764794

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
             COMMISSION FILE NUMBER ________________________________

                             ACCUPOLL HOLDING CORP.
                             ----------------------
                 (Name of small business issuer in its charter)

             NEVADA                                      11-2751630
             ------                                      ----------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

       15101 RED HILL AVE. SUITE # 220, TUSTIN, CA              92780
       -------------------------------------------              -----
        (Address of principal executive offices)              (Zip Code)

         Issuer's telephone number, including area code: (949) 200-4000
                                                         --------------

                                 WITH COPIES TO:
                             Gregory Sichenzia, Esq.
                       Sichenzia Ross Friedman Ference LLP
                           1065 Avenue of the Americas
                            New York, New York 10018
                                 (212) 930-9700

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 9, 2005, the issuer had 235,943,670 outstanding shares of Common Stock, $.001 par value per share.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements............................................2
Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................20
Item 3.       Quantitative and Qualitative Disclosures About Market Risk.....28
Item 4.       Controls and Procedures........................................28

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings..............................................29
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds....30
Item 3.       Defaults Upon Senior Securities................................30
Item 4.       Submission of Matters to a Vote of Security Holders............30
Item 5.       Other Information..............................................30
Item 6.       Exhibits.......................................................31

SIGNATURES...................................................................32

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                           ACCUPOLL HOLDING CORP. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                            ASSETS

                                                                                       March 31, 2005
                                                                                         (Unaudited)   June 30, 2004
                                                                                        ------------   -------------
CURRENT ASSETS
       Cash                                                                             $     72,848    $    113,789
       Accounts receivable, net                                                              157,970         254,895
       Inventories                                                                            60,624         168,636
                                                                                        ------------    ------------

Total Current Assets                                                                         291,442         537,320

       Property and equipment, net                                                            21,650          14,012
       Capitalized software development costs                                              1,415,064       2,544,207
       Other assets                                                                           30,211          26,246
                                                                                        ------------    ------------

       TOTAL ASSETS                                                                     $  1,758,367    $  3,121,785
                                                                                        ============    ============

                            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
       Accounts payable and accrued expenses                                            $  2,069,204    $  1,817,284
       Related party payables                                                              1,431,510       1,228,070
       Unearned revenue                                                                       10,512          74,628
       Convertible debt, net of discount                                                   2,910,000       3,304,600
       Notes payable to related parties                                                       95,000          30,000
       Put liability related to warrant issuance                                             163,760         163,760
       Liabilities subject to compromise                                                     394,912         732,544
                                                                                        ------------    ------------

Total Current Liabilities                                                                  7,074,898       7,350,886
                                                                                        ------------    ------------

       EQUITY INSTRUMENTS SUBJECT TO RESCISSION                                            5,100,000       6,200,000
                                                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

       Convertible Series A preferred stock, $0.01 par value,
         80,000 shares authorized, 8,471 and zero shares issued
         and outstanding, respectively (liquidation preference of zero)                          --              --
       Common stock, par value of $0.001, 600,000,000 shares authorized;
         235,943,670 and 158,482,171 shares issued and outstanding, respectively             235,944         158,482
       Additional paid in capital                                                         19,953,974      12,046,817
       Stock subscription receivable                                                        (158,000)             --
       Accumulated deficit                                                               (30,448,449)    (22,634,400)
                                                                                        ------------    ------------

TOTAL STOCKHOLDERS' DEFICIT                                                              (10,416,531)    (10,429,101)
                                                                                        ------------    ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $  1,758,367    $  3,121,785
                                                                                        ============    ============

--------------------------------------------------------------------------------
         See Notes to These Condensed Consolidated Financial Statements

                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three Month Periods Ended March 31, 2005 and 2004
--------------------------------------------------------------------------------

                                       March 31, 2005   March 31, 2004
                                         (Unaudited)     (Unaudited)
                                       -------------    -------------
NET SALES                              $     348,902    $     620,140

COST OF SALES                                228,164          534,572
                                       -------------    -------------

GROSS PROFIT                                 120,738           85,568

OPERATING EXPENSES
          General and administrative       1,029,580          789,773
          Professional fees                  432,965          637,982
          Impairment of goodwill                  --        2,542,752
                                       -------------    -------------
                                           1,462,545        3,970,507
                                       -------------    -------------

OPERATING LOSS                            (1,341,807)      (3,884,939)

OTHER INCOME (EXPENSE)
          Other income                         1,675               --
          Interest expense                   (32,724)        (327,354)
          Legal settlement cost             (653,545)              --
                                       -------------    -------------
                                            (684,594)        (327,354)
                                       -------------    -------------

NET LOSS                               $  (2,026,401)   $  (4,212,293)
                                       =============    =============
BASIC AND DILUTED NET LOSS
    PER COMMON SHARE                   $       (0.01)   $       (0.03)
                                       =============    =============
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                   222,519,129      135,466,634
                                       =============    =============

--------------------------------------------------------------------------------
         See Notes to These Condensed Consolidated Financial Statements

                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            for the Nine Month Periods Ended March 31, 2005 and 2004
--------------------------------------------------------------------------------

                                       March 31, 2005   March 31, 2004
                                        (Unaudited)      (Unaudited)
                                       -------------    -------------
NET SALES                              $   1,217,592    $     981,372
COST OF SALES                                619,402          932,185
                                       -------------    -------------

GROSS PROFIT                                 598,190           49,187
OPERATING EXPENSES
          General and administrative       4,656,429        1,678,786
          Professional fees                2,679,020        1,590,385
          Impairment of goodwill                  --        2,542,752
                                       -------------    -------------
                                           7,335,449        5,811,923
                                       -------------    -------------

OPERATING LOSS                            (6,737,259)      (5,762,736)
OTHER INCOME ( EXPENSE)
          Other income                         1,675               --
          Interest expense                  (424,920)      (2,455,629)
          Legal settlement cost             (653,545)              --
                                       -------------    -------------
                                          (1,076,790)      (2,455,629)
                                       -------------    -------------

NET LOSS                                  (7,814,049)   $  (8,218,005)
                                       -------------    =============
BASIC AND DILUTED NET LOSS
    PER COMMON SHARE                   $       (0.04)   $       (0.07)
                                       =============    =============
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                   198,889,273      126,105,261
                                       =============    =============

--------------------------------------------------------------------------------
         See Notes to These Condensed Consolidated Financial Statements

                             ACCUPOLL HOLDING CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTH PERIOD ENDED MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------

                                                                                                        2005           2004
Cash flows from operating activities:                                                                (Unaudited)    (Unaudited)
                                                                                                     -----------    -----------
      Net loss                                                                                       $(7,814,049)   $(8,218,005)
      Adjustments to reconcile net loss to net cash used in
        operating activities:
          Depreciation and amortization                                                                2,082,803          6,439
          Amortization of estimated fair market value of warrants granted and beneficial
          conversion feature in connection with the issuance of convertible notes payable                     --      1,786,843
          Amortization of beneficial conversion feature in connectionn with the issuance of
          subordinated convertible notes                                                                 312,500        500,000
          Estimated fair market value of equity instruments granted for services                       2,067,399        417,870
          Impairment of goodwill                                                                              --      2,542,752
          Changes in operating assets and liabilities:
              Accounts receivable                                                                         96,925         25,067
              Inventories                                                                                108,012        (30,699)
              Prepaid expenses and other assets                                                           (3,965)       (48,765)
              Accounts payable and accrued expenses                                                      251,921        275,482
              Unearned revenue                                                                           (64,117)            --
              Related party payables                                                                     203,440        516,510
              Liabilities subject to compromise                                                         (337,632)        64,605
                                                                                                     -----------    -----------

      Net cash used in operating activities                                                           (3,096,763)    (2,161,901)
                                                                                                     -----------    -----------
Cash flows from investing activities:
      Purchases of property and equipment                                                                (11,393)       (11,589)
      Increase in capitalized software development costs                                                (949,905)    (1,066,480)
      Cash of acquired Company                                                                                --          2,368
                                                                                                     -----------    -----------

      Net cash used in investing activities                                                             (961,298)    (1,075,701)
                                                                                                     -----------    -----------
Cash flows from financing activities:
      Proceeds from the issuance of notes payable to related parties                                      80,000         91,493
      Principal payments on notes payable to related parties                                             (15,000)      (125,000)
      Proceeds from issuance of convertible subordinated debt                                                 --        500,000
      Proceeds from issuance of convertible notes payable                                                844,400        640,000
      Principal payments on convertible notes payable                                                   (312,500)            --
      Proceeds from the issuance of notes payable                                                             --          7,496
      Principal payments on notes payable                                                                     --        (10,000)
      Proceeds from the issuance of common stock, net of commissions                                   2,729,363        838,697
      Net increase in line of credit                                                                          --         75,000
      Proceeds from issuance of common stock upon exercise of warrants/options, net of commissions       690,857      3,075,596
                                                                                                     -----------    -----------

      Net cash provided by financing activities                                                        4,017,120      5,093,282
                                                                                                     -----------    -----------

Net increase (decrease) in cash                                                                          (40,941)     1,855,680

Cash at beginning of period                                                                              113,789             --
                                                                                                     -----------    -----------

Cash at end of period                                                                                $    72,848    $ 1,855,680
                                                                                                     ===========    ===========

Supplemental Disclosure of Non-cash Financing and Operating Activities

See accompanying notes to the condensed consolidated financial statements for additional information relating to non-cash investing and financing activities.

--------------------------------------------------------------------------------
                                       5

NOTE 1: BASIS OF REPORTING

The accompanying condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission's ("SEC") regulations for interim financial information. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for complete set of financial statements. The unaudited condensed consolidated financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Form 10-K/A annual report of the Company, as amended, for the year ended June 30, 2004. In the opinion of management, all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

At March 31, 2005, the Company has an accumulated deficit approximating $30,448,449. The Company has also generated its first revenues from its Voting System operations; however, these revenues are not substantial and there is no assurance of additional future revenues at this time. Consequently, the Company will require substantial additional funding for obtaining regulatory approval, commercialization of its product, and for continued product improvement. There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.

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

On May 10, 2005, AccuPoll was issued the NASED Qualification number N-2-13-22-22-001 (2002), which confirms that AccuPoll's Voting System Product Version 2.5 has successfully completed the ITA qualification process and has been certified by NASED under the 2002 FEC Voting System Standards.

The Federal qualification number will allow AccuPoll to pursue certification in states that require voting system qualification under the 2002 FEC Voting System Standards.

As of May 10, 2005, the Company's Voting System product is certified in nine states (Alabama, Arkansas, Ohio, South Dakota, Utah, Kansas, Kentucky, Louisiana and West Virginia), and the Company has pending state certification applications in Pennsylvania, Texas, New Mexico and Missouri, while Delaware and Mississippi require only federal qualification. Given the new Federal qualification event, the Company's ability to market its product is not longer at risk. There is however, no assurance that the Company will be able to secure state certification in all of the additional state jurisdictions where the Company may wish to market it's products in the future.

The Company has incurred losses through March 31, 2005, had negative working capital at that date of approximately $7.8 million, and has a lack of operational history that, among other factors, raises doubt about its ability to continue as a going concern. The Company intends to fund operations through sales of its Voting System and associated services. As of May 10, 2005 the Company has only been able to sell election services to the Long Beach Chapter of the UAW Local 148 and has no firm commitment by any other entities for the purchase of any of its products or services. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital requirements through debt and/or equity financing arrangements.

Management believes that such arrangements, combined with the net proceeds from planned capital transactions will be sufficient to fund the Company's capital expenditures, working capital needs and other cash requirements for the year ending June 30, 2005 and beyond. The successful outcome of future fund raising activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

These circumstances, combined with other potential liabilities (including the liability discussed in Note 2) raise doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of AccuPoll Holding Corp. (a Nevada Corporation) and its wholly owned subsidiaries, AccuPoll, Inc. and Z prompt, Inc. ("Z prompt"). In accordance with Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46, the accounts of Web Tools International, Inc. ("WTI") have not been consolidated for the three and nine months ended March 31, 2005 (see "De-Consolidation of WTI" below).All significant inter-company balances and transactions have been eliminated in consolidation.

Except where the context requires otherwise, the entities named in the preceding paragraph are hereinafter collectively referred to as the "Company."

In January 2005, the bankruptcy of Z prompt Inc. was dismissed; consequently, Z prompt Inc. has been consolidated in the accompanying financial statements for all periods presented. In addition, in January 2005, the Company settled the civil litigation with two of the former stockholders and officers of Z prompt.

NATURE OF OPERATIONS

AccuPoll Holding Corp. does business through its wholly owned subsidiaries, AccuPoll, Inc. and Z prompt, Inc.

AccuPoll, Inc. is engaged in the design and development of an intuitive touch-screen interface (the "Voting System") that provides a polling place electronic voting solution that is confidential, reliable, accurate, immediate, secure and auditable. While maintaining and preserving the current voter experience, the Company adds the ability to accurately capture in electronic form a voter's true intent, while simultaneously preserving the legally binding vote - the official paper ballot. The Voting System has the ability to simultaneously produce two different electronic audit trails (recorded on both the polling place administrative work station and the local voting station), in addition to generating a printed-paper ballot. The Company completed a reverse merger with a publicly traded company in May 2002 and its common stock is quoted on the Over-The-Counter Bulletin Board under the symbol "ACUP.OB"

Z prompt provides a number of standard printer service programs, as well as customized printer service programs, that fit the special needs of its customers. Z prompt, Inc. offers printer related services such as on-site hardware service, installation and training, inventory management and preventive maintenance.

WTI  was   incorporated   in   1996   and  is   owned   and   operated   by  two
stockholders/officers of AccuPoll Holding Corp. WTI is in the business of providing software engineering services with an emphasis on Linux and Java.

STOCK-BASED EMPLOYEE COMPENSATION

As of October 18, 2004, the Company has adopted a 2004 Incentive Stock Plan, a stock-based employee compensation plan. The Company reserved 12,500,000 shares of the Corporation` Common stock. As of March 31, 2004, no common stock has been issued under the compensation plan. The Company accounts for stock-based compensation to employees under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company incurred no stock-based employee compensation cost for the three and nine month periods ending March 31, 2005 and 2004 under APB Opinion No. 25. The following table illustrates three months and nine months pro-forma effect on net loss and loss per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                      Three Months Ended               Nine Months Ended
                                          March 31,                        March 31,
                                 ----------------------------    ----------------------------
                                      2005            2004            2005            2004
                                 ------------    ------------    ------------    ------------
Net loss available to common     $ (2,026,401)   $ (4,451,293)   $ (7,814,049)   $ (9,930,005)
   stockholders, as reported *
Pro forma compensation expense       (182,000)       (355,000)       (546,000)     (1,065,000)
                                 ------------    ------------    ------------    ------------
Pro forma net loss               $ (2,208,401)   $ (4,806,293)   $ (8,360,049)   $(10,995,005)

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

REVENUE RECOGNITION

The Company records sales when goods are shipped to the customer or upon the completion of the service. Amounts received prior to the completion of the earning process, such as maintenance contracts paid in advance, are included in unearned revenues in the accompanying condensed consolidated balance sheets.

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

IMPAIRMENT OF LONG LIVED-ASSETS

The Company periodically evaluates the carrying value of its long-lived assets (excluding goodwill and intangible assets with indefinite useful lives) under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 also amends Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation of a subsidiary when control is likely to be temporary.

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

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, " Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives are amortized over their useful lives. Goodwill which arose from the Z prompt Inc. acquisition totaling approximately $2,543,000, was evaluated for impairment in accordance with SFAS No. 142 and written off in the third quarter of 2004.

LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the three and nine month periods ended March 31, 2005 and 2004:

                                           Three Months Ended                Nine Months Ended
                                                March 31,                        March 31,
                                    ------------------------------    ------------------------------
                                         2005             2004             2005             2004
                                    -------------    -------------    -------------    -------------
Net loss, as reported               $  (2,026,401)   $  (4,282,293)   $  (7,814,049)   $  (9,488,005)

Interest related to equity
instruments subject to rescission        (200,000)        (169,000)        (200,000)        (442,000)
                                    -------------    -------------    -------------    -------------
Dilutive net loss available to
common stockholders                 $  (2,226,401)   $  (4,451,293)   $  (8,014,049)   $  (9,930,005)
                                    =============    =============    =============    =============
Shares used to compute loss per
common share:                         222,519,129      135,466,634      198,889,273      126,105,261
                                    =============    =============    =============    =============
Basic and diluted loss per common
share:                              $       (0.01)   $       (0.03)   $       (0.03)   $       (0.08)
                                    =============    =============    =============    =============

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

As disclosed in the notes to the Company's June 30, 2004 consolidated financial statements previously filed with the SEC in amended Form 10-K/A, the Company is associated with WTI through common ownership; however, even though the Company was virtually WTI's only customer for software development services, the master services agreement with the Company expired March 31, 2004. Since that date, the Company has not used the services of WTI because the software for the Voting System is now substantially complete; any additional software development that may be necessary will be provided by Company employees (some of whom are former WTI employees). At this time, WTI is virtually a dormant entity with just two minor customers and only a few employees. Although the Company's March 31, 2005 payable to WTI is a substantial amount (see Note 9), there is no intent to pay this liability in the foreseeable future. Given its minimal operations at this time, management believes that WTI is no longer dependent for its continued existence upon additional subordinated financial support from the Company or its controlling stockholders. For these reasons, management has concluded that the Company is no longer the primary beneficiary of WTI. Accordingly, the accompanying financial statements do not include the accounts of WTI.

SEGMENT INFORMATION

SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," changed the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders.

It also requires entity-wide disclosures about the products and services an entity provides, the foreign countries in which it holds significant assets and its major customers. At March 31, 2005 and 2004, the Company operates in one segment, as disclosed in the accompanying condensed consolidated statements of operations.

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

SFAS No. 123-R is required to be applied in the first interim or annual reporting period that begins January 1, 2006. Thus, the Company's consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after December 31, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

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

RECLASSIFICATIONS

No reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation.

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

At March 31, 2005, approximately 5 million shares of common stock, options and warrants are subject to rescission, with a potential liability approximating $5.1 million including interest at 10% per annum. The number of warrants and options described above does not include warrants and options to purchase a total of 3,600,000 shares of common stock issued within two years of March 31, 2005 to our chief executive officer, Dennis Vadura and our president, Frank Wiebe or a warrant to purchase 12,400,000 shares of common stock for which the holder has agreed in writing that it will not assert any right to rescission that it may have. However, we cannot assure you that this agreement is enforceable.

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

The bankruptcy case was dismissed in January 2005. The Company` legal representatives sent letters to Z prompt creditors, in order to settle the remaining outstanding debts. As of May 10, 2005, none of the creditors have responded. Therefore, the ultimate amount and settlement terms of Z prompt liabilities under such debts are not presently determinable.

Condensed balance sheet information of Z prompt as of March 31, 2005 and results of operations for the three and nine months then ended are presented below. The acquisition of Z prompt was recorded for accounting purposes in November 2003.

                                  Z PROMPT INC.
                                 BALANCE SHEETS

                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                               ASSETS

                                                       (Unaudited)
                                                         March 31,       June 30,
                                                           2005            2004
                                                        -----------    -----------
CURRENT ASSETS
      Cash                                              $    22,704    $    34,010
      Accounts receivable, net                              157,970        254,895
      Inventories                                            60,624         20,667
                                                        -----------    -----------
TOTAL CURRENT ASSETS                                        241,298        309,572

      Other, net                                             14,702          2,512
                                                        -----------    -----------

      TOTAL ASSETS                                      $   256,000    $   312,084
                                                        ===========    ===========

                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable and accrued expenses             $    66,425    $   301,734
      Loan from parent co                                 1,059,151        620,395
      Unearned revenue                                       10,512         74,628
      Liabilities subject to compromise                     394,912        732,544
                                                        -----------    -----------

TOTAL  LIABILITIES                                        1,531,000      1,729,301

STOCKHOLDERS' DEFICIT                                    (1,275,000)    (1,417,217)
                                                        -----------    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $   256,000    $   312,084
                                                        ===========    ===========

                                  Z PROMPT INC.
                            STATEMENTS OF OPERATIONS
        For The Three Month and Nine Month Periods Ended March 31, 2005

                                 Three Month ended       Nine Month Ended
                                   March 31, 2005         March 31, 2005
                                    (Unaudited)            (Unaudited)
                                 ----------------------------------------

NET SALES                              348,902              1,217,592
COST OF SALES                          228,164                573,360
                                     ---------              ---------
GROSS PROFIT                           120,738                644,231

OPERATING EXPENSES
        General and administrative      30,092                244,977
        Salaries and Related           109,755                371,668
                                     ---------              ---------
TOTAL OPERATING EXPENSES               139,847                616,645

OPERATING INCOME                       (19,109)                27,586

INTEREST EXPENSE                         7,338                 10,583
                                     ---------              ---------
LIABILITY RELIEVED AS PART OF
LEGAL SETTLEMENT
(See Note 10)                          171,583                171,583

NET INCOME                             145,136                188,586
                                     =========              =========

--------------------------------------------------------------------------------

The March 31, 2005 balances of Z prompt's liabilities that became subject to compromise which has not been settled at March 31, 2005 are as follows:

  Accounts payable and accrued expenses                        $335,887
  Line of credit payable to a financial institution (Note 5)     59,025
                                                               --------
               Total                                           $394,912
                                                               ========

During the quarter ended March 31, 2005, Z prompt paid $165,000 to reduce the balance of its credit facility and settled a $172,000 liability with a former stockholder as part of the parent company's litigation settlement in January 2005.

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

The Company began amortizing its capitalized software development costs in April 2004, following the March 2004 qualification of its Voting System as complying with certain federal voting system standards; Starting June 30, 2004, the Company accelerated the amortization over a year. At March 31, 2005, accumulated amortization approximated $2,305,166.

NOTE 5: LINE OF CREDIT

Z prompt Inc. had a revolving line of credit agreement (the "Line") with a financial institution that matured in August 2004, as amended. The Line bears interest at 5% per annum. A shareholder of the Company who is also a former majority shareholder of Z prompt guaranteed the Line. The terms of the Line provided for borrowings of up to $280,000. During the quarter ended March 31, 2005, Z prompt repaid approximately $165,000. At March 31, 2005, the outstanding borrowings totaled $59,025, which are included in liabilities subject to compromise on the accompanying March 31, 2005 condensed consolidated balance sheet.

NOTE 6: CONVERTIBLE DEBT

In November 2003, we secured a $5 million dollar revolving credit facility, in the form of two seven-month convertible notes. The notes bear interest at an annual rate of 10% and originally matured on June 30, 2004, but have been extended to December 31, 2004. The notes are convertible on 90 days written notice by the holders at the lesser of (i) 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date or (ii) $.0625 per share. At March 31, 2005, we had a balance of 1,900,000 under such notes. Currently, the notes are in default. Management is negotiating the terms for an extension. The Company may be subject to liquidated damages and other costs to secure the extension.

We have a convertible debenture with Palisades Holdings, LLC whereby Palisades Holdings, at its discretion, may provide us loans of up to $1,250,000. The convertible debenture bears interest at an annual rate of 10% and originally matured on June 30, 2004, but has been extended to December 31, 2004. The debenture is convertible on 90 days written notice by Palisades Holdings at the lesser of (i) 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date or (ii) $.0625 per share. At March 31, 2004, we had a balance of $702,000 under such debenture. Currently, the note is in default. The management is negotiating the terms for an extension. Management is negotiating the terms for an extension. The Company may be subject to liquidated damages and other costs to secure the extension.

We have a convertible debenture with C&S Consolidated Services Hong Kong. The convertible debenture bears interest at an annual rate of 7% payable semi-annually in cash with an original maturity date of October 14, 2004. The maturity date of the debenture was extended to June 30, 2005 with a further extension available to December 31, 2005. The debenture is convertible in to shares of common stock of $0.10 per share. At March 31, 2005, we had balance of $308,000 under such debenture.

NOTE 7: OTHER COMMITMENTS AND CONTINGENCIES

In November 2002, the Company entered into a Location Incentives Agreement (the "Agreement") with the Amarillo Economic Development Corporation ("AEDC") to establish the Company's customer service center and voting machine repair operations in Amarillo, Texas. According to the terms of the Agreement, AEDC will pay the Company $250,000 upon the Company's execution of a lease for facilities in Amarillo. The funds advanced under the Agreement are to be used solely for the operations in Amarillo. If the Company does not meet certain minimum employment requirements, as defined, it will be required to repay all amounts advanced. In connection with the Agreement, the Company granted warrants to purchase 250,000 shares of the Company's restricted common stock at an exercise price of $1.04 per share, valued at approximately $205,000 (based on the Black-Scholes pricing model), which was expensed upon issuance. In January 2003, the Company received the $250,000 and has included such amount in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. As of March 31, 2005, the Company did not fulfill its obligations related to the agreement, consequently, the Agreement is in default and the funds are due for repayment.

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

The Company has not filed a certificate of designation with respect to any series of preferred stock. During the year ended June 30, 2003, we agreed to issue a total of 71,529 shares of Series A Preferred Stock as collateral for secured notes. The parties have subsequently agreed to cancel the transaction. On December 31, 2003, the Company agreed to issue 8,471 shares of Series A Preferred Stock to two stockholders of record in exchange for 3,325,000 shares of common stock of Material Technologies, Inc. On May 7, 2004, the Company rescinded this transaction. Accordingly, as of May 10, 2005 the Company does not have any shares of preferred stock issued or outstanding.

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

The Company agreed to file with the Securities and Exchange Commission not later than 30 days after the closing date of the Second Closing, and cause to be effective within 120 days after the closing date of the Second Closing, a registration statement in order to register the shares of common stock issued to the investors and the shares underlying the warrants, including the shares issuable upon exercise of warrants issued to the placement agent. If the registration statement is not filed on or before the required filing date or if the registration statement is not declared effective on or before the required effective date, then the Company must pay as liquidated damages, an amount equal to 1.5% for each 30 days or part thereof, and thereafter 2% for each 30 days of past thereof of the purchase price of the shares and warrant shares. The Company must pay any liquidated damages in cash. The warrants further provide that if the required filing and registration dates are not met, upon written demand by a holder, the Company must pay to such holder, in lieu of delivering common stock, a sum in cash equal to the closing price of our common stock on the trading date immediately preceding the date notice is given by the holder, less the exercise price, for each share of common stock designated in the notice from such holder. In addition, on one occasion, for a period commencing 91 days after the closing date of the Second Closing, but not later than two years after the closing date of the Second Closing, upon written request of the holders of more than 50% of the shares and warrant shares actually issued upon exercise of warrants, the company is required to prepare and file a registration statement. The A Warrants expire 150 days from the date the registration statement is declared effective by the Securities and Exchange Commission and are exercisable at $0.12 per share. The B Warrants expire four years after the date the registration statement is declared effective by the Securities and Exchange Commission and are exercisable at $0.15 per share. The C Warrants expire three years after the date the registration statement is declared effective by the Securities and Exchange Commission and are exercisable at $0.50 per share.

The Company may call the warrants beginning 30 trading days after the effective date of the registration statement and ending 30 trading days before the expiration of the warrants. A call notice may be given by the Company for the A Warrants only within five trading days after the common stock has had a closing price as reported for the principal market of $0.24 or higher for 15 consecutive trading days. A call notice may be given by the Company for the B Warrants only within five trading days after the common stock has had a closing price as reported for the principal market of $0.30 or higher for 15 consecutive trading days. A call notice may be given by the Company for the C Warrants only within five trading days after the common stock has had a closing price as reported for the principal market of $1.00 or higher for 15 consecutive trading days.

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

Other than the excepted issuances, if at any time until the registration statement has been effective for 150 days, the Company offers, issues or agrees to issue any common stock or securities convertible into or exercisable for shares of common stock (or modify any of the foregoing which may be outstanding at any time prior to the closing date) to any person or entity at a price per share or conversion or exercise price per share which shall be less than $0.10, without the consent of each investor, then the Company is required to issue, for each such occasion, additional shares of common stock to each investor so that the average per share purchase price of the shares of common stock and the warrants issued to the investor (of only the common stock or warrant shares still owned by the investor) is equal to such other lower price per share. For purposes of this issuance and adjustment, the issuance of any security carrying the right to convert such security into shares of common stock will result in the issuance of the additional shares of common stock upon the issuance of such convertible security, warrant, right or option and again upon any subsequent issuances of shares of common stock upon exercise of such conversion or purchase rights if such issuance is at a price lower than $0.10.

The exercise price of the warrants is also subject to adjustment in the event the Company effects a reorganization, consolidation or merger, or transfer all or substantially all of our properties or assets. Also, until the expiration date of the warrants, if the Company issue any common stock other than excepted issuances, prior to the complete exercise of the warrants for a consideration less than the warrant exercise price that would be in effect at the time of such issue, then the exercise price shall be reduced to such other lower issue price. For purposes of this adjustment, the issuance of any security or debt instrument carrying the right to convert such security or debt instrument into common stock or of any warrant, right or option to purchase common stock shall result in an adjustment to the exercise price upon the issuance of the above-described security, debt instrument, warrant, right, or option.

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

In January 2005, various European investors exercised 931,525 warrants and purchase stock at an aggregate price of $0.10 per share. The original warrant exercise price was $.75 and $.1224. The exercise was made at $0.10 because of the previous quarter Private Placements. The Company issued 2,783,930 common shares for total proceeds of $274,000. For every warrant exercised, the Company issued a 5-year replacement warrant at $0.12.

On January 20, 2005, $80,000 of the Hyde Investments, convertible debenture was converted into 2,285,714 shares of common stock.

In March 2005, various European investors exercised 7,416,000 warrants at an exercise price of $0.06 per share. The proceeds raised from this transaction were $445,000. An additional 1,000,000 warrants were exercised by another European investor at an exercise price of $0.10 per share for proceeds of $100,000.

In March 2005, a Canadian investor purchased 1.5 million shares for a price of $0.10 per share for proceeds of $150,000.

On March 22, 2005, Palisades Holdings, LLC converted $134,000 of its convertible debenture into 2,144,000 shares of common stock.

NOTE 9:  RELATED PARTY PAYABLE

As of March 31, 2005, the Company owes $1,431,510 to WTI, an affiliated company for services under a master services agreement. WTI is affiliated with the Company through common ownership. The obligation is non-interest bearing and not subject to a maturity date.

NOTE 10: LEGAL SETTLEMENT COSTS

In October 2003, Paul Musco, the ex-President of our wholly owned subsidiary, Z prompt, Inc. filed suit against us and Z prompt in Superior Court of California, County of Orange, California. The claim alleged breach of contract, fraud and misrepresentation stemming from our acquisition of, and his termination of his employment with, Z prompt. On or about January 25, 2005, the Company settled this dispute in consideration for our agreement to: (i) make total payments of $625,000 cash to Mr. Musco and Mr. Shockett; and (ii) issue 1.5 million shares of common stock to Mr. Musco and Mr. Shockett. In addition, a liability to Mr. Musco totaling approximately $172,000 was extinguished as part of the settlement. Accordingly, net legal settlement costs of $603,000 were expensed in this quarter and reflected in the accompanying consolidated statements of operations. The cash amount is payable over four months, of which $156,000 has been paid through March 31, 2005. In the event of default on the cash payment terms, there will be an additional $250,000 cash amount added to the settlement amount. In October 2003, a former employee of Z prompt, Nathalie Luu, filed suit against Z prompt and the Company in Superior Court of California, County of Orange, California. The dispute was settled in March 2005 for a payment of $50,000 due 60 days from the date of the settlement. Accordingly, net legal settlement costs of $50,000 were expensed in this quarter and reflected in the accompanying consolidated statements of operations.

NOTE 11:  SUBSEQUENT EVENTS

On April 21, 2005, the Company made the second payment under the Musco settlement described in Note 10.

On April 21, 2005 the Company entered into a 6-month debenture for $300,000, and bearing interest at 10% per annum.

On April 26, 2005, the Board of Directors approved an increase to 35 million of the number of shares reserved for the Company 2004 Stock Option Plan and approved the distribution of 27,818,000 option shares. As of May 10, 2005, the Company has not issued any option grants under the plan.

On May 10, 2005, AccuPoll was issued the NASED Qualification number N-2-13-22-22-001 (2002), which confirms that AccuPoll's Voting System Product Version 2.5 has successfully completed the ITA qualification process and has been certified by NASED under the 2002 FEC Voting System Standards.

As of May 10, 2005, additional funds of $120,000 were loaned to the company by one of it's officers.

The federal qualification number allows AccuPoll to pursue certification in states that require voting system qualification under the 2002 Federal Election Commission Voting System Standards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

We are in the business of developing and marketing computerized voting machines and their associated products and services for use in federal, state, local and private elections. We have developed a direct recording electronic (DRE) voting system that provides a voter-verified paper audit trail that is both human and machine readable. Our system was qualified as meeting the 1990 Federal Election Commission (FEC) voting system standards on March 25, 2004, and was qualified under the 2002 FEC Voting System Standards on May 10, 2005. The Company, believes that it is currently the only electronic voting system providing these features that is so qualified.

As of May 10, 2005, the Company's Voting System product is certified in nine states (Alabama, Arkansas, Ohio, South Dakota, Utah, Kansas, Kentucky, Louisiana and West Virginia), and the Company has pending state certification applications in Pennsylvania, Texas, New Mexico and Missouri, while Delaware and Mississippi require only federal qualification.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 TO THREE MONTHS ENDED MARCH 31, 2004

REVENUES:

Net sales for the quarter ended March 31, 2005 were $348,902. Net sales for the quarter ended March 31, 2004 were $620,140. The sales are solely provided by our subsidiary, Z prompt, Inc. The 43.7% decrease is a result of the loss of a significant customer of Z prompt in November 2004.

COST OF GOODS SOLD:

Cost of goods sold for the quarter ended March 31, 2005 were $228,164, as compared to $534,572 for the quarter ended March 31, 2004. The decrease in cost of goods sold is due to the decrease of sales and to better management of Z prompt's operations. In January 2005, management completed the process of restructuring service delivery thereby resulting in a per-call saving of approximately 25%.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the quarter ended March 31,2005 were $1,029,580 as compared to $789,773 for the quarter ended March 31, 2004, an increase of $239,807. The increase is primarily a result of the amortization expense for software development assets starting April 2004.

PROFESSIONAL FEES:

Professional fees for the quarter ended March 31, 2005 were $432,965 as compared to $637,982 for the quarter ended March 31, 2004, a decrease of 32%. The 2004 expense was higher due to $213,000 in amortization of the market value of equity instruments issued for services. In the period ended March 31, 2005 the Company incurred expenses for business evaluation and lobbying efforts of $418,000.

INTEREST EXPENSE:

Interest expense for the quarter ended March 31, 2005 was $32,724 as compared to $327,354 for the quarter ended March 31, 2004, a decrease of 90%. The decrease is primarily a result of a reduction of approximately $286,000 in expenses for beneficial conversion features of equity instruments issued at below market prices in the quarter ended March 31, 2005.

LEGAL SETTLEMENT COSTS:

In the three months ended March 31, 2005, AccuPoll incurred $653,000 in legal settlement costs ($825,000 in cash and common stock less $172,000 liability relieved). The cash amounts are payable over four months beginning March 2005. The settlement represents the culmination of litigation against the former stockholder of Z prompt.

NET LOSS:

Net loss for the quarter ended March 31, 2005 was $2,026,401 as compared to net loss of $4,212,293 for the quarter ended March 31, 2004, a 56% decrease. The decrease is primarily due to a $2,542,752 impairment of goodwill expenses incurred in the quarter ended March 31, 2004, and the impact of legal settlement costs of $703,000, reduced interest expense and an increase of 41% in our gross profit or $35,170.

COMPARISON OF NINE MONTHS ENDED MARCH 31, 2005 TO NINE MONTHS ENDED
MARCH 31, 2004

REVENUES:

Net sales for the nine months ended March 31, 2005 were $1,217,592 as compared to net sales for the nine months ended March 31, 2003 of $981,372. The increase in net sales is solely due to the acquisition of Z prompt, Inc., which was consolidated beginning November 1, 2003.

COST OF GOODS SOLD:

Cost of goods sold for the nine months ended March 31, 2005 were $619,402, as compared to $932,185 for the nine months ended March 31, 2004. The decrease in cost of goods sold is due to the decrease of sales and to better management of Z prompt's operations. In January 2005, management completed the process of restructuring service delivery thereby resulting in a per-call saving of approximately 25% a also reduced head-count of 50%.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the nine months ended March 31, 2005 were $4,656,429 as compared to $1,678,786 for the nine months ended March 31, 2004, an increase of $2,977,643 or 177%. The increase is primarily a result of approximately $2,079,000 in amortization expense for software development costs for the nine months ended March 31, 2005, Z prompt consolidation costs of $580,000, and $150,000 increase in salaries due to new hires.

PROFESSIONAL FEES:

Professional fees for the nine months ended March 31, 2005 were $2,679,020 as compared to $1,590,385 for the nine months ended March 31, 2004, an increase of 68%. The increase is a result of approximately $2.1 million in charges associated with various warrants issued for services during prior periods, and a $203,000 expense representing the fair market value of 3,000,000 shares of common stock issued for legal services.

INTEREST EXPENSE:

Interest expense for the nine months ended March 31, 2005 was $424,920 as compared to $2,455,269 for the nine months ended March 31, 2004, a decrease of $2,030,349 or 82.7%. The decrease is primarily the result of a reduction in expenses incurred in fiscal 2004 related to beneficial conversion features of equity instruments issued at below market.

LEGAL SETTLEMENT COST:

In the three months ended March 31, 2005, AccuPoll incurred $653,000 in legal settlement costs ($825,000 in cash and common stock less $172,000 liability relieved). The cash amounts are payable over four months beginning March 2005. The settlement represents the culmination of litigation against the former stockholder of Z prompt.

NET LOSS:

Net loss for the nine months ended March 31, 2005 was $7,814,049 as compared to net loss of $8,218,005 for the nine months ended March 31, 2004. Comparing the two periods, our net loss decreased by $403,956, or 4.9%. The decrease is primarily due to a $549,003 increase in our gross profit.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had cash of $72,848 and a working capital deficiency of $7.8 million. Our accumulated deficit was $30.4 million.

In November 2003, we secured a $5 million dollar revolving credit facility, in the form of two seven-month convertible notes. The notes bear interest at an annual rate of 10% and originally matured on June 30, 2004. The maturity was extended to December 31, 2004 and a further extension of these notes is currently in negotiation. The notes are convertible on 90 days written notice by the holders at the lesser of (i) 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date or (ii) $.0625 per share. At March 31, 2005, we had a balance of 702,000 under such notes. During January 2005, $80,000 was converted to 2,285,714 shares of common stock.

We have a convertible debenture with Palisades Holdings, LLC whereby Palisades Holdings, at its discretion, may provide us loans of up to $1,250,000. The convertible debenture bears interest at an annual rate of 10% and originally matured on June 30, 2004. The maturity was extended to December 31, 2004 and a further extension of the debenture is currently in negotiation. The debenture is convertible on 90 days written notice by Palisades Holdings, LLC at the lesser of (i) 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date or (ii) $.0625 per share. At March 31, 2005, we had a balance of $1,900,000 under such debenture. During March 2005, $134,000 was converted to 2,144,000 shares of common stock.

We have a convertible debenture with C&S Consolidated Services Hong Kong. The convertible debenture bears interest at an annual rate of 7% payable semi-annually in cash with an original maturity date of October 14, 2004. The maturity date of the debenture was extended to June 30, 2005 with a further extension available to December 31, 2005. The debenture is convertible in to shares of common stock of $0.10 per share. At March 31, 2005, we had balance of $308,000 under such debenture.

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

In January 2005, various European investors exercised 931,525 warrants at an exercise price of $0.10 per share. The original warrant exercise price of these warrants was $.75 and $.1224. The exercise was made at $0.10 due to an anti-dilution adjustment caused by our November 2004 private placement. Due to the adjustment, the number of shares issuable under the warrants increased to 2,783,930 common shares, which provided total proceeds of

$274,000. As consideration for exercising the warrants, for every warrant exercised the Company issued investors a 5-year replacement warrant at $0.12.

On January 20, 2005, $80,000 of the Hyde Investments, convertible debenture was converted into 2,285,714 shares of common stock.

In March 2005, various European investors exercised 7,416,000 warrants at an exercise price of $0.06 per share. The proceeds raised from this transaction were $445,000. An additional 1,000,000 warrants were exercised by another European investor at an exercise price of $0.10 per share for proceeds of $100,000.

In March 2005, a Canadian investor purchased 1.5 million shares for a price of $0.10 per share for proceeds of $150,000.

On March 22, 2005, Palisades Holdings, LLC converted $134,000 of its convertible debenture into 2,144,000 shares of common stock.

CAPITAL EXPENDITURES

We anticipate certain capital expenditures related to developing and testing subsequent versions of the voting system hardware. We estimate such capital expenditures for hardware to be approximately $100,000 over the course of the fiscal year ending June 30, 2005. We will rely on future fund raising in order to pay for development and testing of these subsequent versions. We currently have no definitive plans to secure such financing.

GOING CONCERN

At March 31, 2005, the Company has an accumulated deficit approximating $30,448,449. The Company has also generated its first revenues from its Voting System operations; however, these revenues are not substantial and there is no assurance of additional future revenues at this time. Consequently, the Company will require substantial additional funding for obtaining regulatory approval, commercialization of its product, and for continued product improvement. There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.

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

On May 10, 2005, AccuPoll was issued the NASED Qualification number N-2-13-22-22-001 (2002), which confirms that AccuPoll's Voting System Product Version 2.5 has successfully completed the ITA qualification process and has been certified by NASED under the 2002 FEC Voting System Standards.

The Federal qualification number will allow AccuPoll to pursue certification in states that require voting system qualification under the 2002 FEC Voting System Standards.

As of May 10, 2005, the Company's Voting System product is certified in nine states (Alabama, Arkansas, Ohio, South Dakota, Utah, Kansas, Kentucky, Louisiana and West Virginia), and the Company has pending state certification applications in Pennsylvania, Texas, New Mexico and Missouri, while Delaware and Mississippi require only federal qualification. Given the new Federal qualification event, the Company's ability to market its product is not longer at risk. There is however, no assurance that the Company will be able to secure state certification in all of the additional state jurisdictions where the Company may wish to market it's products in the future.

The Company has incurred losses through March 31, 2005, and we have negative working capital at that date of approximately $7.8 million, and have a lack of operational history that, among other factors, raises doubt about our ability to continue as a going concern. The Company intends to fund operations through sales of its Voting System and associated services. As of May 10, 2005 the Company has only been able to sell election services to the Long Beach Chapter of the UAW Local 148 and has no firm commitment by any other entities for the purchase of any of its products or services. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital requirements through debt and/or equity financing arrangements.

Management believes that such arrangements, combined with the net proceeds from planned capital transactions will be sufficient to fund the Company's capital expenditures, working capital needs and other cash requirements for the year ending June 30, 2005 and beyond. The successful outcome of future fund raising activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

CONTRACTUAL OBLIGATIONS

As of March 31, 2005, we had the following contractual obligations:

      Contractual Obligations                                                    Payments due by period
                                                                                       Less than
                                                                             Total       1 year       1-3 years
Operating Lease Obligations

      Greenberg Farrow Architecture - AccuPoll - Tustin office Sublease   $  132,000                $  132,000
      Olen Lease - Z prompt - Irvine Leased facility                      $    6,652   $    6,652   $    6,652

      Amarillo Grant - AccuPoll - Texas facility                          $  250,000   $  250,000

Long-Term Debt
      Z prompt Bank of America line of Credit                             $   59,025   $   59,025
      Notes Payable                                                       $   15,000   $   15,000
                                                                                       $       --

Convertible Debt                                                          $  308,000   $  308,000
                                                                          $2,602,000   $2,602,000
Consulting Agreements
      National Strategies Inc.                                            $   45,000   $   45,000

Total                                                                     $3,417,677   $3,285,677   $  132,000

BUSINESS TRENDS

There are three business trends evident in the market today that are material to our operations. The first is the delay in the procurement cycle until after the November 2004 election. This trend was influenced by two factors: 1) the delay in the distribution of the federal funds by the United States Election Assistance Commission, and 2) the presidential election in November 2004. The delay in the distribution of the federal funds was caused by the delay in nominating and confirming the Election Assistance Commissioners (originally scheduled to be completed by April 2003, but instead was completed in December
2003), and the delay on the part of some states in meeting all the requirements for the funds to be released by the Election Assistance Commission. With the delay in funding until June 2004, less than five months before the November 2004 election, the majority of counties decided not to risk making any changes until after the November 2004 election. At a public meeting of the Election Assistance Commission on April 26, 2005 the following status was reported in regards to distribution of Federal Funds under HAVA: As of April 22, 2005, over $1.7 billion of the $2.3 billion in federal funds appropriated under Title II of HAVA has been distributed to the states and the remaining $600 million is waiting for states to complete the HAVA state plan certification process. This is in addition to the $650 million of the Title I funds appropriated under HAVA that was distributed in 2003.

The second business trend is the growing momentum of the voter verified paper ballot movement. As of May 5, 2005, seventeen states (Alaska, Arkansas, California, Idaho, Illinois, Maine, Maryland, Montana, New Hampshire, New Mexico, Nevada, Ohio, South Dakota, Utah, Vermont, Washington, and West Virginia) have passed legislation requiring a voter verified paper ballot. Another nineteen states (Arizona, Colorado, Connecticut, Florida, Georgia, Hawaii, Indiana, Iowa, Kansas, Maryland, Minnesota, New Jersey, New York, North Carolina, Oregon, South Carolina, Tennessee, Texas and Virginia) are actively considering legislation that would make it a requirement. In addition, federal legislation has been introduced in the U.S. House and U.S. Senate to amendment HAVA to explicitly require a voter verified paper audit trail.

The third business trend is the growing list of states that are requiring direct recording electronic voting systems to be qualified under the 2002 federal voting system standards. This requirement is primarily focused in states where electronic voting systems have not been previously used (e.g., Illinois, Missouri, Iowa, Kentucky, and North Carolina).

Overall the net impact of these trends on the Company is positive. We already have a direct recording electronic voting system with a voter verified paper audit trail qualified under the 1990 and 2002 federal voting system standards. This places us in a position as one of the few vendors with a direct recording electronic voting system that is federally qualified under the 2002 voting system standards and as the only vendor whose voting system is certified to the 2002 standards and provides a voter verified paper audit trail that is both machine and human readable. This is especially important in states like Missouri, Iowa, and Illinois that have not previously authorized direct recording electronic voting systems to be used in the state, but must at a minimum meet the accessibility requirements under HAVA (i.e., one direct recording electronic voting machine per polling place).

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

At March 31, 2005, approximately 5 million shares of common stock, options and warrants are subject to rescission, with a potential liability approximating $5.1 million, including interest at 10% per annum. The number of warrants and options described above does not include warrants and options to purchase a total of 3,600,000 shares of common stock issued within two years of March 31, 2005 to our chief executive officer, Dennis Vadura and our president, Frank Wiebe or a warrant to purchase 12,400,000 shares of common stock for which the holder has agreed in writing that it will not assert any right to rescission that it may have. However, we cannot assure you that this agreement is enforceable.

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

The Company began amortizing its capitalized software development costs in April 2004, following the March 2004 qualification of its Voting System as complying with certain federal voting system standards; Starting June 30, 2004, the Company accelerated the amortization over one year. At March 31, 2005, accumulated amortization approximated $2,305,166.

Stock Based Compensation

As of October 18, 2004, the Company has adopted a 2004 Incentive Stock Plan, a stock-based employee compensation plan. The Company reserved 12,500,000 shares of the Corporation` Common stock. As of March 31, 2005, no common stock has been issued under the compensation plan. The Company accounts for stock-based compensation to employees under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company incurred no stock-based employee compensation cost for the nine months ended March 31, 2005 and 2004 under APB Opinion No. 25. The following table illustrates the pro-forma effect on net loss and loss per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

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

As disclosed in the notes to our accompanying condensed consolidated financial statements, we are associated with Web Tools International, Inc. through common ownership; in addition, we were virtually Web Tools International's only customer for software development services in fiscal 2003. Based on these and other factors, we determined that (1) Web Tools International is a variable interest entity and (2) we were its primary beneficiary as of January 1, 2004. Therefore, effective January 1, 2004, the accounts of Web Tools International were consolidated with those of AccuPoll. For reasons explained in the notes to our March 31, 2005 consolidated financial statements, the accounts of Web Tools International were de-consolidated effective April 1, 2004.

The Continued Consolidation of the Subsidiary

As discussed in the notes to our accompanying consolidated financial statements, Z prompt (a wholly owned subsidiary) filed bankruptcy in March 2004. In January 2005, the bankruptcy case was dismissed and Z prompt continues to be consolidated in all reporting periods presented.

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

SFAS No. 123-R is required to be applied in the first interim or annual reporting period that begins after January 1, 2006. Thus, the Company's consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after December 31, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents. Based on our overall interest rate exposure at March 31, 2005, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. Our debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on our financial position or results of operations.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In October 2003, Paul Musco, the ex-President of our wholly owned subsidiary, Z prompt, Inc. filed suit against us and Z prompt in Superior Court of California, County of Orange, California. The claim alleged breach of contract, fraud and misrepresentation stemming from our acquisition of, and his termination of his employment with, Z prompt. On or about January 25, 2005, we settled this dispute in consideration for our agreement to: (i) make total payments of $625,000 cash to Mr. Musco and Mr. Shockett; and (ii) issue 1.5 million shares of common stock to Mr. Musco and Mr. Shockett. In addition, a liability to Mr. Musco was relieved. The cash amount is payable over 4 months. In the event of default on the cash payment terms, an additional $250,000 cash amount will be added to the settlement amount.

In October 2003, a former employee of Z prompt, Nathalie Luu, filed suit against Z prompt and us in Superior Court of California, County of Orange, California. The complaint alleged wrongful termination, intentional infliction of emotional distress and retaliatory discharge, based on allegations that the plaintiff was terminated for reporting to management alleged fraudulent accounting practices by Z prompt management. In March 2005, the dispute has been settled for a payment of $50,000, due in 60 days from the date of settlement.

On March 23, 2004, our wholly-owned subsidiary, Z prompt, Inc., filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Central District of California. The bankruptcy was dismissed on February 1, 2005 upon a motion of the US Trustee in the case.

AccuPoll Holding Corporation and its subsidiary, Z prompt, Inc. filed an action for declaratory relief as of January 31, 2005 against Frank Ehret in Orange County Superior Court, case # 05CC02714. Under the terms and conditions of the purchase of Z prompt, Inc., Frank Ehret received 6,365,000 restricted shares under rule 144. Ehret alleges that AccuPoll somehow prevented Ehret from selling his shares. AccuPoll denies the allegations and seeks a judicial determination on the matter. Mr. Ehret, upon receipt of this complaint filed an action in San Francisco Superior Court, case# CGC-05-438410 for Breach of Contract, Breach of the covenant of good faith and fair dealing, conversion and failure to make payment due on a promissory note. On February 3, 2005, the factual basis is identical to the declaratory relief action. AccuPoll and Z prompt subsequently filed a motion to have the Ehret case transferred to Orange County Court. Ehret then stipulated to have his case moved to Orange County. No discovery has taken place.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In January 2005, various European investors exercised 931,525 warrants at an exercise price of $0.10 per share. The original warrant exercise price of these warrants was $.75 and $.1224. The exercise was made at $0.10 due to an anti-dilution adjustment caused by our November 2004 private placement. Due to the adjustment, the number of shares issuable under the warrants increased to 2,783,930 common shares, which provided total proceeds of $274,000. As consideration for exercising the warrants, for every warrant exercised the Company issued investors a 5-year replacement warrant at $0.12. These transactions were exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

In March 2005, various European investors exercised 7,416,000 warrants at an exercise price of $0.06 per share. The proceeds raised from this transaction were $445,000. An additional 1,000,000 warrants were exercised by another European investor at an exercise price of $0.10 per share for proceeds of
$100,000. These transactions were exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

In March 2005, a Canadian investor purchased 1.5 million shares for a price of $0.10 per share for proceeds of $150,000. These transactions were exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

In the Quarter ended March 31, 2005, the Company issued 3,000,000 shares of common stock for legal services. Todd Becker, legal counsel for the Z-Prompt bankruptcy, was issued a total of 1,500,000 shares in 500,000 share blocks on January 10, 11 and February 28, 2005. Mark Shoemaker, litigation counsel for the Musco case was issued a total of 1,500,000 shares as 1,000,000 shares on January 6, 2005, and 500,000 shares on February 28, 2005. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

In November 2003, we secured a $5 million dollar revolving credit facility, in the form of two seven-month convertible notes. The notes bear interest at an annual rate of 10% and originally matured on June 30, 2004. The maturity was extended to December 31, 2004 and a further extension of these notes is currently in negotiation. The notes are convertible on 90 days written notice by the holders at the lesser of (i) 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date or (ii) $.0625 per share. At March 31, 2005, we had a balance of 702,000 under such notes. During January, 2005, $80,000 has been converted to 2,285,714 shares of common stock.

We have a convertible debenture with Palisades Holdings, LLC whereby Palisades Holdings, at its discretion, may provide us loans of up to $1,250,000. The convertible debenture bears interest at an annual rate of 10% and originally matured on June 30, 2004. The maturity was extended to December 31, 2004 and a further extension of the debenture is currently in negotiation. The debenture is convertible on 90 days written notice by Palisades Holdings, LLC at the lesser of (i) 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date or (ii) $.0625 per share. At March 31, 2005, we had a balance of $1,900,000 under such debenture. During March, 2005, $134,000 has been converted to 2,144,000 shares of common stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no matter submitted to a vote of security holders during the period covered by this report.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

EXHIBIT NUMBER                              DESCRIPTION
--------------    --------------------------------------------------------------
31.1              Certification  by Chief  Executive  Officer,  required by Rule
                  13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ACCUPOLL HOLDING CORP.

Dated:   May 16, 2005        By:       /s/ Dennis Vadura
                                      ------------------------------------------
                                      Dennis Vadura,
                                      Chief Executive Officer and Director


Dated:   May 16, 2005        By:       /s/ Frank J. Wiebe
                                      ------------------------------------------
                                      Frank J. Wiebe,
                                      President, Secretary, Treasurer
                                      and Director


Dated:   May 16, 2005        By:       /s/ Diana Dimadi
                                      ------------------------------------------
                                      Diana Dimadi,
                                      Chief Financial Officer and Principal
                                      Accounting Officer