Form 10-K/A
period 2004-06-30
ACCUPOLL HOLDING CORP
filed 2005-05-20
CIK 764794

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 4)

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

EXPLANATORY NOTE: This amendment to the annual report of AccuPoll Holding Corp. (the "Company") on Form 10-K/A for the fiscal year ended June 30, 2004 is filed to enhance the disclosure under Item 9A relating to the Company's disclosure controls and procedures.

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

                                    PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES................19
Item 6.     SELECTED FINANCIAL DATA..........................................20
Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS........................................22
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......30
Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................30
Item 9.     CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.........................................30
Item 9A.    CONTROLS AND PROCEDURES..........................................30
Item 9B.    OTHER INFORMATION................................................31

                                    PART III

Item 10.    DIRECTORS AND OFFICERS OF THE REGISTRANT.........................32
Item 11.    EXECUTIVE COMPENSATION...........................................34
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.......................................................36
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................38
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES...........................38

                                     PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K......................................................39

SIGNATURES  .................................................................43

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

ITEM 9. CHANGES  IN   AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.



         As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

         In connection with the evaluation of our disclosure controls and procedures, we identified the following material weaknesses: our disclosure controls and procedures were not effective to

  (1) Provide complete accounting records containing reliable data for timely filing of required reports;

  (2) Safeguard assets and records; and

  (3) Conduct operations without duplication of effort or waste.

         In order to correct the above deficiencies, during the year ended June 30, 2004, we hired a corporate controller to re-evaluate and revise our disclosure controls and procedures and to implement new disclosure controls and procedures. An analysis of our disclosure controls and procedures by the corporate controller identified the following specific issues that need to be addressed:

  (1) The accounting system of our operating subsidiary, Z prompt, Inc., is based on antiquated accounting software and should be updated.

  (2) Current accounting staff does not have a detailed understanding of the accounting function in our Z prompt subsidiary and are following ineffective procedures to create customer invoices and maintain accounts receivables.

  (3) In our Z prompt subsidiary cash receipts were posted against the accounts receivable account instead of against the appropriate ledger.

  (4) Our equity transactions were not recorded in a timely fashion to allow management reports to be easily produced.

  (5) Z prompt's records were not maintained in a secured storage facility.

         As part of our plan to implement new disclosure controls and procedures, we are re-evaluating, re-designing, and documenting policies and procedures, putting those procedures in operation and monitoring the effectiveness of the procedures. These steps constitute significant changes in our internal controls over financial reporting. Except as described above, there were no other changes in our internal controls or in other factors that could affect these controls during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



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

                                    ACCUPOLL HOLDING CORP.


Dated:   May 20, 2005             By:   /s/ Dennis Vadura
                                          --------------------------------------
                                          Dennis Vadura,
                                          Chief Executive Officer and Director


Dated:   May 20, 2005             By:   /s/ Frank J. Wiebe
                                          --------------------------------------
                                          Frank J. Wiebe,
                                          President, Secretary, Treasurer
                                          and Director


Dated:   May 20, 2005             By:   /s/ Diana Dimadi
                                          --------------------------------------
                                          Diana Dimadi,
                                          Chief Financial Officer and Principal
                                          Accounting Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE                          DATE
--------                          -----                          ----

/s/ Dennis Vadura
-----------------------------     Chief Executive Officer
Dennis Vadura                     and Director                   May 20, 2005


/s/ Frank J. Wiebe                President, Secretary,
-----------------------------     Treasurer and Director         May 20, 2005
Frank J. Wiebe


/s/ Phil Trubey
-----------------------------     Director                       May 20, 2005
Phil Trubey

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