Form 10-Q/A
period 2004-09-30
ACCUPOLL HOLDING CORP
filed 2005-05-20
CIK 764794

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 3)

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

EXPLANATORY NOTE: This amendment to the quarterly report of AccuPoll Holding Corp. (the "Company") on Form 10-Q/A for the quarterly period ended September 30, 2004 is filed to enhance the disclosure under Item 4 of Part I relating to the Company's disclosure controls and procedures.

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
                                                                                  ============           ============

        See notes to these condensed consolidated financial statements

---------------------------------------------------------------------------------------------------------------------


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
                                    ==========    ==========

       See notes to these condensed consolidated financial statements

--------------------------------------------------------------------------------

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

------------------------------------------------------------------------------------------------------------------------------------
                                       3


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

         In September 2004, our corporate controller began initial steps to implement the following changes to address the above weaknesses and deficiencies:

  (1) Require all new employees to sign and agree to an intellectual property rights and confidentiality agreement.

  (2) Implement a tracking and entry system to log office key and building access key use.

  (3) Develop and implement new processes and procedures to recognize Z prompt revenues and post cash receipts against the correct open Z prompt customer invoices.

  (4) Reconcile Z prompt's accounts receivable ledger with Z prompt's general ledger.

  (5) Develop and implement new processes and procedures to ensure that equity transactions are recorded in a timely manner.

  (6) Educate current accounting staff to facilitate an understanding of the consolidated company's accounting function as it pertains to our business.

  (7) Based on the roles and responsibilities of each member of our accounting staff, create a new access level structure by user to perform different functions within the accounting system.

         A future objective is to purchase and implement new accounting systems across all our operating subsidiaries to make the analysis and consolidation of financial results easier. As part of our plan to implement new disclosure controls and procedures, we are re-evaluating, re-designing, and documenting policies and procedures, putting those procedures in operation and monitoring the effectiveness of the procedures. These steps constitute significant changes in our internal controls over financial reporting. Except as stated above, there were no other changes in our internal controls or in other factors that could affect these controls during our last fiscal quarter that have materially affected, or are reasonably likely to material affect our internal control over financial reporting.




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

                                    ACCUPOLL HOLDING CORP.

Dated:   May 20, 2005             By: /s/ Dennis Vadura
                                        -------------------------------------
                                        Dennis Vadura,
                                        Chief Executive Officer and Director


Dated:   May 20, 2005             By:  /s/ Frank J. Wiebe
                                        -------------------------------------
                                        Frank J. Wiebe,
                                        President, Secretary, Treasurer
                                        and Director


Dated:   May 20, 2005             By:  /s/ Diana Dimadi
                                        -------------------------------------
                                        Diana Dimadi,
                                        Chief Financial Officer and Principal
                                        Accounting Officer