Form 10-Q/A
period 2004-12-31
ACCUPOLL HOLDING CORP
filed 2005-05-20
CIK 764794

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

EXPLANATORY NOTE: This amendment to the quarterly report of AccuPoll Holding Corp. (the "Company") on Form 10-Q/A for the quarterly period ended December 31, 2004 is filed to enhance the disclosure under Item 4 of Part I relating to the Company's disclosure controls and procedures.

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
                                                                  ============    ============

The accompanying notes are an integral part of these consolidated financial statements

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
                                               =============    =============


The accompanying notes are an integral part of these consolidated financial statements

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
                                                 ============    ============


The accompanying notes are an integral part of these consolidated financial statements

--------------------------------------------------------------------------------
                                       3

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

The accompanying notes are an integral part of these consolidated financial statements

--------------------------------------------------------------------------------
                                       4

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

         In order to correct the above deficiencies, we are re-evaluating and revising our disclosure controls and procedures and implementing new disclosure controls and procedures. In the quarter ended December 31, 2004, we continued to implement the following changes to address the above weaknesses and deficiencies:

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

                                       ACCUPOLL HOLDING CORP.

Dated:   May 20, 2005                 By:        /s/ Dennis Vadura
                                             -----------------------------------
                                                      Dennis Vadura,
                                                      Chief Executive Officer
                                                      and Director


Dated:   May 20, 2005                By:       /s/  Frank J. Wiebe
                                             -----------------------------------
                                                      Frank J. Wiebe,
                                                      President, Secretary,
                                                      Treasurer and Director


Dated:   May 20, 2005                By:      /s/   Diana Dimadi
                                             -----------------------------------
                                                      Diana Dimadi,
                                                      Chief Financial Officer
                                                      and Principal Accounting
                                                      Officer