Form 10-Q/A
period 2005-03-31
ACCUPOLL HOLDING CORP
filed 2005-05-20
CIK 764794

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

EXPLANATORY NOTE: This amendment to the quarterly report of AccuPoll Holding Corp. (the "Company") on Form 10-Q/A for the quarterly period ended March 31, 2005 is filed to enhance the disclosure under Item 4 of Part I relating to the Company's disclosure controls and procedures.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements............................................1
Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................19
Item 3.       Quantitative and Qualitative Disclosures About Market Risk.....27
Item 4.       Controls and Procedures........................................27

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

--------------------------------------------------------------------------------
                                       4

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

In connection with the evaluation of our disclosure controls and procedures, we identified the following material weakness: our disclosure controls and procedures were not effective to provide complete accounting records containing reliable data for timely filing of required reports;

In order to correct the above deficiency, we are re-evaluating and revising our disclosure controls and procedures and implementing new disclosure controls and procedures. In the quarter ended March 31, 2005, we completed implementation of the following changes to address identified weaknesses and deficiencies:

  (1) We now require all new employees to sign and agree to an intellectual property rights and confidentiality agreement.

  (2) We implemented a tracking and entry system to log office key and building access key use.

  (3) We developed and implemented new processes and procedures to recognize Z prompt revenues and post cash receipts against the correct open Z prompt customer invoices.

  (4) We reconciled Z prompt's accounts receivable ledger with Z prompt's general ledger.

  (5) We developed and implemented new processes and procedures to ensure that equity transactions are recorded in a timely manner.

  (6) We continue to educate accounting staff to facilitate an understanding of the consolidated company's accounting function as it pertains to our business.

  (7) Based on the roles and responsibilities of each member of our accounting staff, we created a new access level structure by user to perform different functions within the accounting system.

A future objective is to purchase and implement new accounting systems across all our operating subsidiaries to make the analysis and consolidation of financial results easier. We continue to reevaluate, redesign, and document policies and procedures, put those procedures in operation and monitor the effectiveness of the procedures. The above steps constitute significant changes in our internal controls over financial reporting. Except as described above, there were no other changes in our internal controls (as defined in Rule 13a-15(f) of the Exchange Act) or in other factors that could affect these controls during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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