Form 10-K
period 2005-06-30
ACCUPOLL HOLDING CORP
filed 2005-09-28
CIK 764794

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2005

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

      Commission file number __________

                             AccuPoll Holding Corp.
             (Exact name of registrant as specified in its charter)

                   Nevada                                    11-2751630
                   ------                                    ----------
      (State or other jurisdiction of                      (IRS Employer
       incorporation or organization)                  Identification Number)

                15101 Red Hill Ave., Suite 220, Tustin, CA 92780
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number including area code: (949) 200-4000

        Securities registered pursuant to Section 12(b) of the Act: None.

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value

      Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      Indicate by check mark, if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $10,902,845 (136,285,560 shares at $0.08 per share).

      The number of shares outstanding of each of the registrant's classes of common stock As of September 9, 2005, the registrant had 257,248,320 outstanding shares of Common Stock.

                                TABLE OF CONTENTS

                                                                                                      Page
                                     PART I
Item 1.     Business....................................................................................2
Item 2.     Properties.................................................................................17
Item 3.     Legal Proceedings..........................................................................18
Item 4.     Submission of Matters to a Vote of Security Holders........................................18

                                   PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
               Purchases of Equity Securities..........................................................19
Item 6.     Selected Financial Data....................................................................20
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations......21
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.................................34
Item 8.     Financial Statements.......................................................................34
Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.......35
Item 9A.    Controls and Procedures....................................................................35
Item 9B.    Other Information..........................................................................36

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.........................................38
Item 11.    Executive Compensation.....................................................................41
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters......................................................................44
Item 13.    Certain Relationship and Related Transactions..............................................46
Item 14.    Principal Accountant Fees and Services.....................................................47

                                    PART IV

Item 15.    Exhibits, Financial Statement Schedules....................................................47

SIGNATURES.............................................................................................50

                                     PART I

ITEM 1.  BUSINESS

      This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such should not be regarded as a representation by AccuPoll Holding Corp., or any other person, that such forward-looking statements will be achieved. The business and operations of AccuPoll Holding Corp. and its subsidiaries are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this annual report. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors," included in our Registration Statement on Form S-1, as amended, initially filed with the Securities and Exchange Commission on January 31, 2005.

Introduction

      AccuPoll Holding Corp. is the publicly traded holding company for two wholly owned subsidiaries: AccuPoll, Inc. and Z prompt, Inc. AccuPoll, Inc. is our operating subsidiary that designs, develops, and sells our electronic voting system. Z prompt, Inc. manages technology support services for mid-range to fortune 1000 companies. In June 2005, the Company decided to wind-down the operations of Z prompt. The wind-down is expected to be completed in the first fiscal quarter of 2006. The activities, assets and liabilities of Z prompt are presented as discontinued operations throughout this Form 10-K.

AccuPoll, Inc.

      We develop and market computerized voting systems and their associated products and services for use in federal, state, local and private elections. On June 17, 2005 we entered into our first agreement for the sale of our voting system. We are actively in negotiations with multiple parties for further agreements to provide our voting system products and services. As of September 22, 2005, we have entered into four agreements to provide products and services relating to our voting system. We have developed a direct recording electronic voting system that provides a voter-verified paper audit trail that is both human and machine readable. It is difficult for humans to read and understand barcodes and other encodings without using some form of scanning and translation device. Our voting system provides a machine-readable format for easy machine scanning of the ballot and also a format designed for human readability of the ballot content without need of mechanical assistance. In 1990, the Federal Election Commission (FEC) first established standards for designing and testing voting equipment. These standards were subsequently updated in April 2002 by the FEC.

      Our system was qualified as meeting the 1990 federal voting system standards on March 25, 2004. We believe that our voting system is currently the only electronic voting system qualified under the 1990 standards that produces a voter-verified paper audit trail that is both human and machine readable. We do not have knowledge if or when any of our competitors may develop voting systems with all of these functions. As of August 30, 2005, according to the list of certified voting systems posted on the National Association of State Election Directors's web site (www.nased.org), there are only three other vendors (Avante International, Diebold Election Systems, and Sequoia Voting Systems) with voting systems that are qualified and produce a voter verified paper audit trail. In each case, we believe that the voter verified paper audit trail produced is only human readable. Our voter verified paper audit trail is not only human readable, but is also machine-readable using the bar code printed on the voter verified paper audit trail (VVPAT) record.

      Human readability means that the votes recorded on the VVPAT are in a form that is readable directly by human eyes without any assistance from a machine. Machine readability means that the votes are recorded on the VVPAT in a form that is not readable directly by human eyes (e.g., bar code or other encoding) without the assistance of a scanning device (e.g., bar code scanner). The AccuPoll voting system provides both a machine-readable format for easy machine scanning of the ballot, and also a human readable form for human readability of the ballot content without need of mechanical assistance. As of this date, to our knowledge, there is no other vendor with this capability. We do not have any knowledge if other vendors may or may not be developing such capability for their voting system, or when they will have such a voting system qualified under the 2002 FEC voting system standards (2002 FEC voting system standards).

      On May 10, 2005, our direct recording electronic (DRE) voting system was assigned an official NASED System Qualification Number (N-2-13-22-22-001 (2002)) as being qualified under the 2002 FEC voting system standards. We believe that our direct recording electronic voting system was the first system with a voter verified paper audit trail to be qualified under the 2002 FEC voting system standards.

      As of August 30, 2005, the NASED web site now lists DRE voting systems from the following vendors besides AccuPoll as qualified under the 2002 FEC Voting System Standards: Diebold Election Systems, Election Systems and Software, Hart InterCivic, Liberty Election Systems LLC, and Populex. Of these vendors, only Diebold has a DRE voting system that produces a voter verified paper audit trail.

      The 2002 FEC voting system standards call for three levels of tests to be performed on voting systems to ensure that the end product works accurately, reliably, and appropriately:

      1. Qualification tests to be performed by independent testing authorities (ITAs) designated by the NASED;

      2.    Certification tests to be performed by the State; and

      3. Acceptance tests to be performed by the jurisdiction acquiring the system.

      There are two types of ITAs - a Hardware ITA tests voting equipment hardware and a Software ITA tests voting equipment software. There are currently three labs that test voting equipment: Wyle Labs is accredited by NASED as a Hardware ITA, Ciber Labs is accredited by NASED as a Software ITA, and SysTest Labs is accredited by NASED as both a Hardware ITA and a Software ITA. A Hardware ITA performs hardware environmental tests of the in-precinct voting system hardware components and conducts system functional review testing of the in-precinct voting system. A Software ITA performs system functional review of the ballot creation and vote tabulation and reporting components, and performs end-to-end functional testing of the entire voting system (i.e., ballot creation, voting using the in-precinct voting system components, and tabulation and reporting of results using election management system components).

      Once a voting system has passed all qualification tests, a formal report by each ITA is submitted to the NASED Technical Review Committee for final review and approval. Following approval by the NASED Technical Review Committee, NASED will assign an official NASED System Qualification Number to the voting system that vendors can use to demonstrate that the voting system is qualified under the federal voting system standards.

      Certification testing is conducted by individual states in order to ensure that the voting system complies with state election laws. Accordingly, state certification criteria are not included in the federal voting system standards since they may vary from state to state. Most states require that a voting system be qualified under the federal voting system standards before applying for state certification.

      Key benefits of our voting system include: an intuitive touch screen interface, an audit capability that includes multiple copies of the electronic records and a voter-verified paper audit trail that is both human and machine readable. Additional benefits include the ability to support multiple languages, to prevent overvotes, to provide under-vote warnings, the use of software based on open source products (e.g., Linux) and open standards (e.g., XML, Unicode, Java), and the use of non-proprietary hardware.

      As of August 30, 2005, our direct recording electronic voting system was certified by the states of Alabama, Arkansas, Kentucky, Louisiana, Mississippi, Missouri, Ohio, Pennsylvania, South Dakota, Texas, Utah and West Virginia. Currently, we are in the process of applying for certification in additional states.

      At this time there are some states that require direct recording electronic voting systems be qualified under the 2002 FEC voting system standards. Examples of such states include Illinois, Iowa, Kentucky, Missouri, Pennsylvania, and North Carolina. As of May 10, 2005, our direct recording electronic voting system was qualified under the 2002 FEC voting system standards. Now that we have completed qualification testing under the 2002 FEC voting system standards we are able to apply for state certification in states that have such a requirement. There are also several states (Kansas, Tennessee and Washington) that require us to conduct an election for public office in another state before we can be certified by the state. The Company has contracted to conduct elections in certain Texas counties in November 2005 which should satisfy the above requirement.

      Our objective is to protect citizens' right to vote by insuring access, accuracy, privacy and integrity in the voting process and in so doing to become the leading provider of polling place electronic voting solutions that are reliable, accurate, immediate, confidential, secure, easy-to-use and auditable. Our website address is www.accupoll.com.

Z Prompt, Inc.

      In June 2005, with support of the Board of Directors, management of the Company decided to begin winding down the activities of Z prompt, Inc. and to close this subsidiary during the first fiscal quarter of 2006. Employees and customers were notified in June 2005 and customer contracts were terminated, without penalty, through August 31, 2005. Z prompt provides hardware maintenance and technology support services primarily to mid- range to Fortune 1000 companies and to state and local governments. The Company purchased Z prompt, Inc. in November 2003 to support its voting system business with technical support. The decision to close the Z prompt subsidiary was reached after analysis of Z prompt's contracts and long-term cash flow forecast together with receipt by AccuPoll, Inc. of federal qualification to the 2002 FEC voting system standards of its voting system in May 2005. Although Z prompt emerged from bankruptcy in February 2005, it has not been profitable since its acquisition in November 2003. Management evaluated the losses attributed to Z prompt and determined that reaching sustained profitability in the subsidiary at any time in the near future was unlikely. Further, with receipt of the "2002 standards" qualification, the Company will now focus on seeking state certifications and broadly marketing its voting system as well as fund raising to support these endeavors.

Accupoll Holding Corp.

      AccuPoll Holding Corp. is subject to the informational requirements of the Securities Exchange Act of 1934, and in accordance therewith file reports, proxy or information statements and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information can be inspected and copied at the public reference facilities maintained by the Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of such material can be obtained from the Public Reference Section of the Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C.20549, at prescribed rates. In addition, the Commission maintains a web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission. The address of the Commission's web site is http://www.sec.gov.

      We are in the process of building a section of our website at www.accupoll.com to make available our reports that we file with the Securities and Exchange Commission. Until this section of our website is operational, we voluntarily provide paper copies of our filings free of charge upon request.

Corporate History

      We were incorporated in the State of Nevada on January 30, 1985 with the name "Kiwi Ventures, Ltd." On November 4, 1985, we changed our name to "Western International Pizza Corporation" and owned and operated 17 Godfather's pizza franchise restaurants in Arizona until we ceased those operations in approximately 1990. From 1990 until May 2002, we had no assets and did not conduct any material operations other than maintaining our good corporate standing in the State of Nevada. Our plan of operation was to continue to seek asset and business acquisitions that may benefit our stockholders.

      On May 20, 2002, we entered into a share exchange with AccuPoll, Inc. We entered into the share exchange to acquire AccuPoll, Inc. because our management believed the acquisition was an attractive business opportunity for our shareholders and because since 1990 we had no material operations. The parties involved in this transaction were AccuPoll, Inc., GCH Capital, and Western International Pizza Corporation. Pursuant to the share exchange, all of the outstanding common stock and warrants of AccuPoll, Inc. were exchanged for our shares. As a result of the exchange, the stockholders of AccuPoll, Inc. acquired 75,500,000 shares of our common stock, which represented approximately 98.7% of our issued and outstanding common stock immediately after the exchange. In connection with the share exchange, we paid GCH Capital a consulting fee of $50,000 for introducing the transaction to us, performing due diligence and ensuring that regulatory filings were made. We paid GCH Capital an additional $25,000 upon closing as additional consideration for such services. Following the share exchange, we changed our name to "AccuPoll Holding Corp." Our voting system business operates through AccuPoll, Inc.

      AccuPoll, Inc. was formed under the laws of the State of Delaware in August 2001. Prior to completing the share exchange, AccuPoll, Inc., operated as a private company focused on the design and development of our electronic voting system. AccuPoll, Inc. entered into the share exchange in order to provide liquidity to its shareholders and also to gain access to greater financing alternatives available to public companies.

      We entered into a consulting agreement with GCH Capital effective April 23, 2002 pursuant to which GCH Capital agreed to assist us in structuring financing arrangements, developing business relationships and procuring customers. As consideration under the agreement, we granted GCH Capital warrants to purchase 2 million shares of common stock at an exercise price of $0.06 per share, valued at $500,000 (based on the Black-Scholes pricing model) as a non-refundable pre-paid fee. The pre-paid consulting fees paid in warrants were initially amortized over the service period of the consulting agreement. However, as the delay in customers procuring voting system upgrades progressed it became clear that the intended benefits from GCH Capital's consulting agreement were not going to materialize. Accordingly, during the year ended June 30, 2003, we determined that we were no longer receiving any benefit from GCH Capital and we accelerated the expense for the remaining $286,000 in the consolidated statement of operations for the year ended June 30, 2003. The consulting agreement expired by its terms on April 22, 2004.

      Pursuant to the share exchange, we issued Southampton Ltd. options to purchase 1,200,000 shares of our common stock with an exercise price of $0.25. The options were immediately exercised. From January 2002 to June 30, 2004, Southampton Ltd. provided us advisory and placement agent services in connection with the placement of our securities offerings in Europe (See "Certain Relationships and Related Transactions" under Item 13 of this Form 10-K). The options issued to Southampton Ltd. were additional consideration for the advisory and placement agent services.

      On April 9, 2003, we purchased all of the outstanding capital stock of Z prompt, Inc., a California corporation, from its stockholders in exchange for 8 million shares of our common stock. The primary reason for this purchase was to acquire a nationwide network of qualified computer hardware technicians who could assist with the maintenance of our AccuPoll Voting Station product - specifically its integrated printer. In connection with the purchase of Z prompt, Inc., we settled an outstanding promissory note of Z prompt, Inc. in the principal amount of approximately $400,000 that was held by a former stockholder of Z prompt, Inc. in exchange for 533,000 shares of our common stock. We also advanced approximately $144,000 to Z prompt, Inc. in connection with the acquisition. Our agreement for the purchase of Z prompt, Inc., provided that the transaction could be rescinded by the former Z prompt, Inc. shareholders if our electronic voting system was not certified by Wyle Labs by September 30, 2003. We obtained certification from Wyle Labs on October 31, 2003 and, accordingly, the Z prompt, Inc. acquisition was recorded for accounting purposes in November 2003. Based primarily on then-recent issuances of our common stock in financing transactions, the estimated fair value of our common stock issued for the shares of Z prompt, Inc. approximated $1.8 million ($0.213 per common share).

      Z prompt, Inc. was formed under the laws of the State of California on May 18, 2000. Since Z prompt's formation, it has been in the business of managing technology support services for companies. Z prompt provides installation, on-site and remote location services, help desk services, training, asset management, inventory services and professional consulting in support of a variety of network peripherals.

      In 2004 we formed NTSD Acquisition Corp, a Delaware corporation, to facilitate the acquisition of NTS Data Services in 2004. Since the acquisition of NTS Data Services was never consummated NTSD Acquisition Corp. was dissolved on May 27, 2005.

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

      To our knowledge, of the voting systems on the market produced and sold by the four largest voting system vendors (Diebold Election Systems, Sequoia Voting Systems, Election Systems + Software and Hart InterCivic), only Diebold Election Systems and Sequoia Voting Systems currently produces a direct recording electronic voting system with a voter-verified paper audit trail. Of these two vendors, only Diebold's DRE voting system is qualified under the 2002 FEC voting system standards. As of August 30, 2005, Sequoia Voting Systems' DRE voting system is qualified under the out-of-date 1990 FEC voting system standards. Many of our competitors continue to receive poor reviews from the academic, information-security and political communities for inadequate security, deficient software coding standards, inadequate change management practices, and lack of a voter verified paper audit trail. We believe that some of these systems continue to operate with non-certified software, and lack flexible functionality. Examples of poor reviews that products from these four vendors have received are documented in the following sources:

      o Electronic Voting System Usability Issues, a joint report by the Departments of Computer Science, and Government and Politics, University of Maryland, and the Department of Political Science, University of Rochester in April 2003

      o Analysis of an Electronic Voting System published by the John Hopkins University Security Institute as Technical Report TR-2003-019 in July 2003. This report was reprinted in the IEEE Symposium on Security and Privacy 2004 by the IEEE Computer Society Press 2004.

      o DRE Technical Security Assessment Report conducted by Compuware Corporation for the Ohio Secretary of State in November 2003.

      o DRE Security Assessment by InfoSENTRY Services, Inc. for the Ohio Secretary of State in November 2003.

      o RABA Report By RABA Technologies LLC for the Maryland Department of Legislative Services in January 2004.

      o VerifiedVoting.org is a nonpartisan, nonprofit 501(c)(4) corporation, which lobbies for reliable and publicly verifiable election systems. The web site for VerifiedVoting.org is www.verifiedvoting.org.

      o VotersUnite! is a national non-partisan organization dedicated to fair and accurate elections. It focuses on distributing well-researched information to elections officials, elected officials, the media, and the public; as well as providing activists with information they need to work toward transparent elections in their communities. The web site for VotersUnite! is www.votersunite.org.

      The following table provides examples of issues compiled by VotersUnite! in regards to the four largest voting system vendors.

----------------------------------------------------------------------------------------------------------------------
    Vendor              Date                 Location                                Description
----------------------------------------------------------------------------------------------------------------------
Diebold          July 2003                                      Study of Diebold  software by Johns  Hopkins and Rice
                                                                Universities  uncovers poor software coding practices
                                                                and security flaws.
----------------------------------------------------------------------------------------------------------------------
Diebold          March 2004          San Diego County, CA       25% of vote  encoders  failed  resulting in delays in
                                                                voting   throughout   the   county.   It  was   later
                                                                acknowledged  by Diebold that  federal  certification
                                                                of these encoders had not been completed.
----------------------------------------------------------------------------------------------------------------------
Diebold          April 2004          California                 Secretary  of State  calls  on  Attorney  General  to
                                                                bring  criminal  charges  against  Diebold for fraud.
                                                                Diebold   representatives   lied  to  the  California
                                                                Voting  Systems  Procedures  (VSP)  Panel in December
                                                                2003.  At  this  meeting  Diebold  claimed  that  the
                                                                Accuvote  TSx DRE voting was federal  certified  when
                                                                it was not.
----------------------------------------------------------------------------------------------------------------------
Diebold          November 2004       California                 Diebold   settles   lawsuit  for  $2.6  million  with
                                                                Alameda, San Diego and other counties.
----------------------------------------------------------------------------------------------------------------------
ES&S             March 2004          Johnson County, IN         ES&S technicians  installed  uncertified  software on
                                     Marion County, IN          voting  units  that  was  subsequently   used  in  an
                                                                election in violation of state election law.
----------------------------------------------------------------------------------------------------------------------
ES&S             October 2004        Bexar County, TX           Touch   screens   voting   units   registered   votes
                                     Craven County, NC          incorrectly.
----------------------------------------------------------------------------------------------------------------------
ES&S             November 2004       Craven County, NC          Vote totals in 9 of the  county's 26  precincts  were
                                                                electronically   doubled.   Correcting   the  mistake
                                                                changed the outcome of at least one contest.
----------------------------------------------------------------------------------------------------------------------
ES&S             November 2004       LaPorte County, IN         Touch  screen  voting  units  reported  300  votes in
                                                                every precinct eliminating over 50,000 voters.
----------------------------------------------------------------------------------------------------------------------
Hart             March 2004          Orange County, CA          Daisy-chained  voting units  shutdown when one of the
                                                                voting  units broke  resulting  in hundreds of voters
                                                                being turned away at polling place on Election Day.
----------------------------------------------------------------------------------------------------------------------
Hart             September 2004      Honolulu, HI               Voting machines  allowed voters to choose Green Party
                                                                ballot  even   though   there  were  no  Green  Party
                                                                candidates.  This  resulted  in at  least  22  voters
                                                                being disenfranchised.
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
    Vendor              Date                 Location                                Description
----------------------------------------------------------------------------------------------------------------------
Hart             October 2004        Tarrant County, TX         Display of ballot on voting machines  confused voters
                                                                resulting  in  many  voters  undervoting  in  a  high
                                                                profile contest.
----------------------------------------------------------------------------------------------------------------------
Sequoia          August 2004         Hillsborough County, FL    Software  problems  result in long delays during vote
                                                                tabulation.
----------------------------------------------------------------------------------------------------------------------
Sequoia          September 2004      Clark County, NV           Software problems  resulted in delayed  tabulation of
                                                                voters in Las Vegas.
----------------------------------------------------------------------------------------------------------------------
Sequoia          September 2004      Snohomish County, WA       Sequoia  used  non-certified  software in election in
                                                                violation of state election law.
----------------------------------------------------------------------------------------------------------------------
Sequoia          October 2004        Palm Beach County, FL      Touch screen  voting units failed during early voting
                                                                resulting in a loss of voter confidence.
----------------------------------------------------------------------------------------------------------------------

      Direct recording electronic voting systems are computer-based systems first and voting appliances second. Because every computer system is susceptible to programming bugs and/or possible tampering, we believe that computerized voting systems must provide for an independent, voter verified record of each voter's intent. We believe that in order to provide a system that the voter can have confidence in, we must provide a voter with a voter-verified paper audit trail. Our direct recording electronic voting system provides for both a secure electronic recording of the voting process and an indelible voter-verified paper-audit trail that satisfies the federal voting system standards for record-keeping that is maintained independently from the electronic results.

Market Opportunity

      The U.S. presidential election of November 2000 had a significant and disruptive impact on the nation. According to a report from California Institute of Technology and Massachusetts Institute of Technology, approximately 1.5 million votes were lost in 2000 because of difficulties in either using voting equipment or recording the results of those votes. See Report of the Caltech/MIT Voting Technology Project, "Voting - What Is, What Could Be", issued in July 2001, available at http://www.vote.caltech.edu/reports. The difficulties experienced with accuracy and verifiability, particularly with punch card systems, have generated opportunities for manufacturers of electronic voting systems. Following the 2000 election, the U.S. Congress enacted the Help America Vote Act of 2002, or HAVA. HAVA was signed into law by President Bush on October 29, 2002. HAVA expanded the federal government's role in elections through mandates, standards and funding. The U.S. Congress authorized a total of $3.9 billion to help states implement HAVA. In 2003, $650 million was disbursed to the states under HAVA. Of this $650 million, half of the funds were designated to replace punch card and lever voting machines and the balance could be used by the states to comply with HAVA's requirements and implement other improvements to the administration of elections. An additional $3 billion is authorized to help states fund HAVA's requirements for updating voting systems, allowing disabled voters to vote independently, providing provisional ballots, creating and maintaining statewide voter registration lists, training poll workers, and educating voters. These funds are distributed to states annually over a three-year period after individual states certify that they have developed a plan to use the funds to implement HAVA requirements. States are also obligated to provide a five percent match. Beginning in May 2004, the newly created Elections Assistance Commission began receiving state certifications, and as each state's certification is processed, funds will be disbursed. Beginning on January 1, 2006, HAVA requires that state voting systems:

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

      According to the National Association of Secretaries of State there are approximately 200,000 polling places in the United States, covering 7,000 jurisdictions, with 1.4 million polling place workers supervised by 22,000 election officials. These statistics are listed in the election reform resolution adopted by the National Association of Secretaries of State on February 6, 2001. According to surveys conducted by the National Association of Counties the typical polling place in the United States is currently configured to contain an average of seven voting stations (testimony of R. Doug Lewis for the U.S. House of Administration, May 10, 2001; Mr. Lewis is the Executive Director of the Election Center, a nonprofit organization dedicated to promoting, preserving, and improving democracy). According to the Caltech/MIT Voting Technology Project, on Election Day in November 2000, approximately 100 million voters in the United States used over 1.4 million voting machines where approximately 60% of the population is currently using antiquated punch, lever, or paper ballot technologies. See Report of the Caltech/MIT Voting Technology project, "Voting - What Is, What Could Be", Issued in July 2001, available at http://www.vote.caltech.edu/reports. These are the same machine types for which HAVA mandates replacement by 2006. We are targeting these polling places with our touch-screen direct recording electronic voting product.

      Nearly two years after the November 2000 Presidential Election, HAVA was enacted into law on October 29, 2002 just prior to the November 2002 off-year elections (i.e., highest contest is for Congress). According to the United States Election Project (USEP), the voter turnout for the November 2002 election was approximately 80 million voters. USEP is a source of timely information regarding the United States electoral system. The Department of Public and International Affairs at George Mason University host USEP (see http://elections.gmu.edu). Historically, off-year elections have a much lower voter turnout than in Presidential election years. According to USEP, this trend continued with the November 2004 Presidential Election when voter turnout was over 122 million.

      Between the 2000 and 2004 election years, the numbers and types of voting machines remained consistent across the United States with the exception of the states of Florida and Georgia where a significant transition to DRE voting machines was implemented. The DRE voting machines implemented in Georgia in 2002 were from Diebold Election Systems. The DRE voting machines implemented in Florida in 2001 were from ES&S and Sequoia Voting Systems. At that time, none of the voting systems from these three vendors included a voter verified paper audit trail. Sequoia was the first of these three vendors to implement a voter verified paper audit trail, but they did not qualify such a voting system capability until October 2004 according to the NASED's Qualified Voting Systems list.

Our Products

      We have developed a direct recording electronic voting system that provides a voter-verified paper audit trail that is both human and machine readable. The AccuPoll developed voting system application software is proprietary. Our direct recording electronic voting system consists of one or more voting stations that offer voters an "ATM-like" interface, and that prepare and print voter verified paper records, also known as "Proof of Vote" or "voter verified paper audit trail," for machine or hand counting. Each in-precinct voting station is physically connected by means of a local area network to a voting administrative workstation. The entire in-precinct system is not connected to any network outside of the polling place during voting hours. The user-friendly touch screen interface provides the user easy to follow instructions. The system is compact, sturdy and has an estimated useful life of at least five years.

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

      We have based our voting system software on open source software (Linux, Perl, Apache) and open standards (JAVA language, Unicode, and XML for the ballot and behavior specifications). As a result, we have reduced the need to deploy proprietary technologies that are expensive to acquire and maintain, and which we believe often lack the flexibility to adapt quickly to meet changing voting system standards. Our solutions are scalable in the software and hardware design. Our hardware components are "off the shelf", and replacement parts, such as printers, are readily available, thereby reducing maintenance costs and unit downtime.

      We have designed our product with both the voter and election administrator in mind. To our knowledge, we have created the only voting system that has been qualified as meeting federal voting system standards and that offers a voter-verified paper audit trail that is both human and machine readable, and is readily accessible and easily employable by disabled voters. Examples of our system's disability accommodating functions include a special tactile keypad to facilitate ease of navigation for the blind, Braille text on the keypad, audio ballot support in the voter's selected language, recognition of non-human touch from users with prosthetic limbs, and wheelchair accessibility. The touch screen function is user-friendly and was designed to minimize potential errors. Other notable features include the ability to:

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

      o the ability to provide full support for provisional ballots as required by HAVA; and

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

Product Design, Development and Manufacturing

      Web Tools International, Inc. began the design and development of the software for the AccuPoll electronic voting system in November 2000. With the incorporation of AccuPoll, Inc. in August 2001, all rights to the intellectual property were assigned from Web Tools International, Inc. to AccuPoll, Inc. and a service agreement between AccuPoll, Inc. and Web Tools International, Inc. was signed for Web Tools International to continue development of the software. The services agreement between AccuPoll, Inc. and Web Tools International, Inc. terminated on March 31, 2004. The Company is solely responsible for any further development of the voting system software. As of May 2005, we received qualification under the 2002 FEC voting system standards. We may enhance the software in the future based on customer feedback and/or to comply with any changes in legislation. With the exception of any such future enhancements to the software, we are satisfied that the software is capable of handling all election types throughout the United States.

      The AccuPoll Voting System qualified under the 2002 FEC voting system standards included the following components. For further information on the AccuPoll Voting System, see our website at www.accupoll.com.

----------------------------------------------------------------------------------------------------------------------
                  Component                             Product Number                       Description
----------------------------------------------------------------------------------------------------------------------
Voting Station                                  AVS-1000                        Voting  station  used  by  voters  to
                                                                                cast  ballots.   The  voting  station
                                                                                was  assigned   the   internal   name
                                                                                "Ballot  Buddy"  during the  internal
                                                                                design  process.  The physical voting
                                                                                station  is  manufactured  by  Source
                                                                                Technologies    and    loaded    with
                                                                                AccuPoll proprietary software.
----------------------------------------------------------------------------------------------------------------------
Voting Administrative Workstation               VAW-1000                        Control   unit  used  to  manage  the
                                                                                voting    stations   and   initialize
                                                                                GoVote  Keys  in the  polling  place.
                                                                                An   election    results   CDROM   is
                                                                                generated      by     the      Voting
                                                                                Administrative  Workstation after the
                                                                                polling  place is closed to  transfer
                                                                                the  election  results to the Central
                                                                                Count     Server.      The     Voting
                                                                                Administrative   Workstation   is   a
                                                                                commercial  off-the-shelf  laptop  PC
                                                                                loaded  with   AccuPoll   proprietary
                                                                                software.
----------------------------------------------------------------------------------------------------------------------
GoVote Keys                                     GVK-1000                        Smart   card  given  to  a  voter  to
                                                                                initiate   a  voting   session  on  a
                                                                                voting   station.   The  smart   card
                                                                                allowed  the  voter to cast a one and
                                                                                only  one  ballot.   The  smart  card
                                                                                used   as   the   GoVote   Key  is  a
                                                                                commercial off-the-shelf product.
----------------------------------------------------------------------------------------------------------------------
Central Count Server                            CCS-1000                        Used  to  tabulate  vote  totals  and
                                                                                generate  reports.  The Central Count
                                                                                Server  is  also   used  to   process
                                                                                write-in  candidate  names and manage
                                                                                provisional   ballots.   The  Central
                                                                                Count  Server is a desktop  or server
                                                                                class  computer  loaded with AccuPoll
                                                                                proprietary software.
----------------------------------------------------------------------------------------------------------------------
Central Vote Consolidator                       CVC-1000                        Used  to  verify  the   contents   of
                                                                                election  results  CDROM  before  the
                                                                                election  results are loaded into the
                                                                                Central  Count Server for  tabulation
                                                                                and   reporting.   The  Central  Vote
                                                                                Consolidator    is    a    commercial
                                                                                off-the-shelf  desktop  or  laptop PC
                                                                                loaded  with   AccuPoll   proprietary
                                                                                software.
----------------------------------------------------------------------------------------------------------------------
Ballot Builder                                  BBT-1000                        The  AccuPoll  Ballot  Builder  is  a
                                                                                commercial  off-the-shelf  laptop  PC
                                                                                loaded  with   AccuPoll   proprietary
                                                                                software.  Ballot  Builder is used to
                                                                                construct   the   ballot   definition
                                                                                required to conduct an election.
----------------------------------------------------------------------------------------------------------------------

      In December 2001, AccuPoll, Inc. and Source Technologies, Inc. signed an agreement for the design and manufacturing of the hardware platform for the voting station. In return for absorbing the hardware design and engineering costs for the voting station, Source Technologies received an exclusive supply agreement to manufacture the voting station. The initial term of the agreement is five years, and the agreement automatically renews for successive one-year terms, unless either party gives the other party written notice of cancellation at least 90 days prior to expiration of the current term. The rights and obligations under the agreement may not be assigned or delegated by either party, except in the event of a merger in which the assigning party is not the surviving entity, or a transfer or sale of all or substantially all of the assets or ownership interests in Source Technologies or AccuPoll or business to another entity that is not a direct competitor of the non-assigning party. There are no other termination provisions in the agreement. Source Technologies is capable of adjusting its production output based on demand to over 20,000 units per month. The lead-time to adjust production output is based on the availability of components parts, not the ability by Source Technologies to assemble the physical units. No additional effort is required at this time to begin mass production. However, as part of an ongoing quality improvement process, we will continue to explore opportunities to improve the manufacturing process to better utilize economies of scale and improve the assembly process once production begins. In the event that Source Technologies cannot manufacture all the voting stations needed, our agreement with Source Technologies allows for us to utilize additional manufacturing facilities to meet orders To date, 150 voting stations have been produced for use in voting and testing.

      Our voting system incorporates many hardware/firmware and software components that are manufactured and provided by third parties. Third party hardware used in our voting system is commercial off the shelf hardware (e.g., laptop PCs, touch screens) and can be sourced from multiple parties. The third party software that we use in our voting systems is either open source software for which there are alternate sources, or products from large, well established software companies (i.e., Microsoft) which we expect to be available for the foreseeable future.

Business Strengths

      Our key business strengths are described below:

      OUR PRODUCT IS A FEDERALLY QUALIFIED VOTING SYSTEM WITH A VOTER VERIFIED PAPER AUDIT TRAIL THAT IS BOTH HUMAN AND MACHINE READABLE. On March 25, 2004, the AccuPoll voting system was qualified as being compliant with the 1990 federal voting system standards as to hardware, and the 2002 FEC voting system standards as to software. We believe that our technology is currently unmatched in its capability to simultaneously produce multiple copies of electronic ballots (recorded on both the polling place voting administrative workstation and the local voting station), as well as generate an independent, voter-verified paper audit trail, which is completely auditable and this both human readable and can be scanned. We believe the ability of our system to provide a fully auditable paper record of the election is critical, as HAVA requires that any voting system purchased with federal funds produce a permanent paper record with a manual audit capacity that will be available as an official record for any recount. In May 2004 we submitted an updated version of our direct recording electronic voting system for qualification testing under the 2002 FEC voting system standards. On May 10, 2005, our direct recording electronic voting system was assigned an official NASED System Qualification Number as being qualified under the 2002 FEC voting system standards. We believe that our direct recording electronic voting system was the first system with a voter verified paper audit trail to be qualified under the 2002 FEC voting system standards. As of August 30, 2005, we also believe that our voter verified paper audit trail is the only voter verified paper audit trail that is both human readable and can be scanned.

      WE ARE WELL POSITIONED TO TAKE ADVANTAGE OF THE CURRENT MARKETPLACE AND ENVIRONMENT OF ELECTION REFORM. We believe that we have designed a technologically advanced electronic voting product that meets the current federal voting system standards and the requirements of HAVA, as well as addresses current voting systems' technology deficiencies. We believe that we are first to market in terms of designing a voting system that complies with both the requirements of HAVA and the federal voting system standards. Achieving voting system standards compliance can be a lengthy and arduous process, typically taking twelve or more months, thereby posing a significant barrier for competitors. In addition to being qualified under the federal standards, we have spent the past two years marketing our product to our target customer base and thus we believe we are well positioned to begin generating sales once the states begin disbursing their federal funds and we have received the appropriate state certifications. With the recent availability of $2.35 billion to the states, we believe that a number of significant purchasing decisions will be made prior to the end of 2005. As of August 31, 2005, $2.26 billion of the $2.35 billion has been distributed to the states.. The remaining funds are expected to be distributed once the states complete the necessary requirements. However, the portion of funds used by a state for acquisition of new voting systems will depend upon each state's plan and we cannot assure you that states will use this funding to purchase our product or that states will make purchasing decisions this year.

      WE HAVE RELATIONSHIPS WITH WELL-KNOWN AND ESTABLISHED PARTNERS. We have entered into teaming and reseller agreements with various established companies that offer election-related services. We have entered into a teaming agreement with Alternative Resources Corporation whereby Alternative Resources Corporation will provide deployment and support services for our direct recording electronic voting system. In addition, we have entered into a multi-state reseller agreement with AmCad, LLC and Unisys Corporation whereby both companies will assist with the marketing and deployment of our direct recording electronic voting system.

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

      EXPAND OUR TARGETED, INDEPENDENT MARKETING STRATEGY TO SMALL- AND MID-SIZED CUSTOMERS. We have begun a direct marketing approach to reach small- and mid-sized target markets. We initiated this marketing program by identifying specific regions and developing a presence by attending trade shows and conferences, which provides us with opportunities to meet, as well as educate, our customers. We also market our system by means of our website and have prepared a web-based virtual voting experience to further enhance the awareness and understanding of our product. We are building awareness of the AccuPoll product so as to be well positioned in our target markets as HAVA funding is disbursed to the states. We are working to obtain all appropriate federal and local certification with that timing in mind. Provided the Company is able to secure sufficient working capital, we intend to grow our direct sales and marketing force, engage additional lobbyists in our target states, engage local sales/marketing agents, and build a robust sales support and delivery organization that will reinforce our sales and marketing activities.

      MAINTAIN PRODUCT LEADERSHIP. As the developer of the first voting system with a voter-verified paper audit trail that is both human- and machine-readable and that is also qualified as compliant with the 2002 FEC voting system standards, we believe that our product has the potential to become a leader in the voting system market. We are firmly committed to ongoing research and development and standardized product testing to insure that our electronic voting system continues to be a leading platform in the market. We plan to design and test new generations of our product with the intent of enhancing functionality in anticipation of additional government requirements and market demands (e.g., instant runoff voting).

      SELECTIVELY EXPAND INTO RELATED PRODUCT OFFERINGS. When appropriate, we intend to acquire selectively related businesses that complement our core product line and expand the range of services that we can offer our customer base. As we find opportunities that broaden our offerings, we will consider making additional acquisitions.

      EXPAND ADDRESSABLE MARKETS VIA ENTRY INTO FOREIGN VENUES. The standard election process is universal by nature, and as part of its core technology, the AccuPoll direct recording electronic voting system was designed and implemented as a flexible platform that can be adapted to meet the needs of various countries. We plan to expand our international sales effort in Europe, Canada, Asia/Pacific and Latin America.

      As an initial introduction to the European market, we participated in the European Union Parliamentary elections conducted in the region of Vigevano in northern Italy in June 2004. This election marked the first time that an electronic voting system with a voter verified paper audit trail had been used in Italy. As a demonstration of the flexibility of the AccuPoll voting system, voters selected from among 24 Italian parties represented by hundreds of candidates to fill 20 seats in the new European Parliament. Beyond the ability to produce a paper audit trail the AccuPoll voting system was selected based on its multilingual capabilities. The Italian Ministry of Innovation will be conducting separate tests in other European Union elections as a prelude to electronic voting for Italy in the future. With over 500 million citizens and more member states to be added in the future, the market potential in the European Union for electronic voting systems has the potential to be greater than that of the United States. The European market is not ready yet to adopt electronic voting systems. Much like in the United States where the Help American Vote Act required nearly two years to be enacted, a similar legislative and education process will need to occur in the European Parliament. The European Union will be watching closely how the United States market manages implementation of the Help America Vote Act and the transition to electronic voting systems.

      Our focus during 2005 and 2006 is the United States voting system market. Before we begin to enter markets outside the United States, we will need to assess the election laws and regulatory environment of any new market to determine what, if any, changes are required to our voting system. As an example, one possible change is the need to translate all voting system messages and documentation to a new language for use in a specific country. While our voting system is capable of supporting any written language, the change will require a one time effort to perform the necessary language translation. The costs of making any required changes to our voting system for use in any given market is not know at this time. These costs will be determined as part of our preparation and analysis before entering a new market.

      EXPAND ADDRESSABLE MARKETS BY CONDUCTING ELECTIONS FOR PRIVATE ORGANIZATIONS. The standard election process is universal by nature, and as part of its core technology, the AccuPoll direct recording electronic voting system was designed and implemented as a flexible platform that can be used to conduct elections for private organizations. There are thousands of private organizations in the United States that conduct elections (e.g., unions, political organizations, universities, sporting organizations) on a regular basis. To date we have successfully conducted elections for the National Federation of Republican Women, Local 148 of the United Auto Workers union, and the Democratic Committee of Allegheny County, Pennsylvania.

Regulatory Matters and Government Contracts

      The following federal laws and regulations govern voting systems in the United States: (1) Section 301 of the Help America Vote Act of 2002 ("HAVA"),
(2) the 2002 FEC Voting System Standards, and (3) the Voting Rights Act of 1965.

      Section 301(a)(1) of HAVA generally requires that voting systems: (1) permit voters to verify (in a private and independent manner) the votes selected by the voters on their ballot before the ballot is cast and counted; (2) provide voters with the opportunity (in a private and independent manner) to change their ballot or correct any error before the ballot is cast and counted; and (3) if a voter selects more than one candidate for a single office, (a) notify the voter that he or she has selected more than one candidate for a single office on the ballot, (b) notify the voter before the ballot is cast of the effect of casting multiple votes for the office, and (c) provide the voter with the opportunity to correct the ballot before the ballot is cast and counted. Section 1(a)302of HAVA also requires that: (1) voting systems produce a permanent paper record capable of being manually audited; (2) voting systems be accessible for persons with disabilities in a manner that provides the same opportunity for access and participation as for other voters; (3) voting systems provide alternative language accessibility pursuant to the Voting Rights Act of 1965;
(4) voting systems comply with error rate standards established by the voting system standards issued by the Federal Election Commission (i.e., the 2002 FEC Voting System Standards); and (5) each state adopt uniform and nondiscriminatory standards that define what constitutes a vote and what will be counted as a vote for each category of voting system used in the state. It is important to note that a voting system in HAVA is defined in Section 301(a)(6)(b) of HAVA and the 2002 FEC Voting System Standards, to mean the total combination of hardware, software and documentation required to conduct an election from ballot definition through election reporting including the maintenance and production of any audit trail information. For a voting system to have proven that it meets the error rate standard required by HAVA, the voting system must have been qualified under the 2002 FEC Voting System Standards. Each state and jurisdiction is required to comply with Section 301 of HAVA on and after January 1, 2006.

      The Election Assistance Commission ("EAC") is an independent bipartisan agency charged with disbursing payments to states for replacement of voting systems and election administration improvements, adopting voluntary voting system guidelines, and serving as a national clearinghouse and resource of information regarding election administration. Section 222(e) of HAVA provides that the 2002 FEC Voting System Standards adopted by the Federal Election Commission are deemed to be adopted by the EAC as the first set of voluntary voting system guidelines adopted under HAVA. The primary goal of the 2002 FEC Voting System Standards is to provide a mechanism for state and local election officials to assure the public of the integrity of computer-based election systems. This goal has remained unchanged since 1990. However, the methods for achieving this goal have broadened over the last decade. The 2002 FEC Voting System Standards provide a common set of requirements across all voting technologies, using technology-specific requirements only where essential to address the specified technology's impact on voting accuracy, integrity, and reliability. The original 1990 FEC Voting System Standards classified systems as either Punchcard and Marksense or Direct Recording Electronic ("DRE") and defined separate standards for each technology. The 2002 FEC Voting System Standards revises this terminology to specify standards for two separate categories: paper-based voting systems and DRE voting systems. The major differences between the 1990 and 2002 FEC Voting System Standards are: (1) addition of documentation requirements to address voting system processes; (2) upgraded hardware testing; (3) higher accuracy testing standards; (4) new and more stringent software development standards; and (5) additional accessibility requirements for disabled voters. Our voting system has been qualified as compliant with both the 1990 FEC Voting System Standards and the 2002 FEC Voting System Standards.

      HAVA establishes a Technical Guidelines Development Committee, chaired by the Director of the National Institute of Standards and Technology, to assist the EAC in the development of new or updated voluntary voting systems guidelines. voting system On June 27, 2005, the EAC released a Because not even a draft of the Voluntary Voting System Guidelines (VVSG, or the Guidelines") for public comment. The proposed Guidelines update and augment the 2002 FEC Voting System Standards, as required by HAVA, to address advancements in information and computer technologies. EAC proposes that the Guidelines become effective twenty-four months after final adoption, which is anticipated to take place in October 2005. The Guidelines provide a set of specifications and requirements against which voting systems can be tested to determine if they provide all the basic functionality, accessibility and security capabilities required of voting systems. The Guidelines are voluntary. States many adopt them entirely, in part or not at all. Currently, at least thirty-six states require voting system vendors to certify systems at the national level. EAC will accept public comments on the draft VVSG for 90 days. a final version of the new Guidelines has not yet been adopted standards , we cannot assure you that our voting system can be certified under any new voting system guidelines approved by the EAC.

      The Voting Rights Act of 1965 guarantees minority language voters the right to vote in an alternate language if the number of citizens who speak an alternative language as their first language in a specific county exceeds a defined threshold based on census results. Both accessibility standards and alternate language support standards for voting systems are specified in the 2002 FEC Voting System Standards. Our DRE voting system has been qualified under the 2002 FEC voting system standards as meeting these requirements. We believe that our DRE voting system is also compliant with the requirements specified in
Section 301 of HAVA.

      We expect that our voting systems will be sold primarily to counties in the United States and other United States governmental jurisdictions. Because we expect our voting system to be sold under government contracts, any such contracts that we enter into may be subject to renegotiation or profits, or termination of contracts or subcontracts at the election of the government. In the United States, our ability to sell our voting system products depends on the qualification of each product through independent testing for compliance with the federal voting system standards. In March 2004, our voting system was qualified under the 1990 FEC Voting System Standards. In May 2004 we submitted an updated version of our DRE voting system for qualification testing under the 2002 FEC Voting System Standards. On April 7, 2005, we announced that we had completed all qualification testing under the 2002 FEC Voting System Standards. On May 10, 2005, our DRE voting system was assigned an official NASED System Qualification Number as being qualified under the 2002 FEC Voting System Standards. In addition, most states require state-level certification before we may sell our products to local jurisdictions in those states. Moreover, local jurisdictions may require vendor qualification and acceptance level testing. Because we plan to sell our products to government agencies, we will be subject to laws, regulations and other procedures that govern procurement and contract implementation by those agencies.

      As of August 31, 2005, twenty-six states (Alaska, Arkansas, California, Colorado, Connecticut, Hawaii, Idaho, Illinois, Maine, Michigan, Minnesota, Missouri, Montana, New Hampshire, New Jersey, Mexico, New York, Nevada, North Carolina, Ohio, Oregon, South Dakota, Utah, Vermont, Washington and West Virginia) have passed legislation requiring a voter verified paper ballot. Another thirteen states (Arizona, Florida, Georgia, Indiana, Iowa, Kansas, Maryland, Massachusetts, South Carolina, Tennessee, Texas, Virginia and Wisconsin) are actively considering legislation that would make it a requirement. In addition, federal legislation has been introduced in the U.S. House and U.S. Senate to amend HAVA to expressly require a voter verified paper audit trail.

      As of August 30, 2005, our direct recording electronic voting system was certified by the states of Alabama, Arkansas, Kentucky, Louisiana, Mississippi, Missouri, Ohio, Pennsylvania, South Dakota, Texas, Utah and West Virginia. Currently, we are in the process of applying for certification in additional states.

      We eventually intend to pursue opportunities in foreign markets for our electronic voting system. By that time, we expect to have established credibility in the elections industry worldwide through selling and deploying our electronic voting system in the United States. Before we begin to enter markets outside the United States, we will need to assess the election laws and regulatory environment of any new market to determine what, if any, changes are required to our voting system.

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

Competition

      The market for the manufacture and supply of computerized voting machines is highly competitive. We anticipate that competition will intensify in the future. As of September 22, 2005, we believe that our competitors, in alphabetical order, included:

---------------------------------------------------------------------------------------------------------
                       Company Name                                         Product Name
---------------------------------------------------------------------------------------------------------
Advanced Voting Solutions, a private company based in        WINvote
Frisco, Texas
---------------------------------------------------------------------------------------------------------
Avante International Technology, Inc., a private company     VOTE-TRAKKER
based in Princeton, NJ
---------------------------------------------------------------------------------------------------------
Diebold Elections Systems, Inc., a subsidiary of Diebold,    AccuVote-TS & AccuVote-TSx
Inc., based in McKinney, TX
---------------------------------------------------------------------------------------------------------
Election Systems & Software, a private company based in      Votronic, iVotronic & AutoMARK
Omaha, NE
---------------------------------------------------------------------------------------------------------
Guardian Voting Systems, a subsidiary of Danaher Controls,   ELECTronic 1242
based in Gurnee, IL
---------------------------------------------------------------------------------------------------------
Hart InterCivic, a private company based in Austin, TX       eSlate
---------------------------------------------------------------------------------------------------------
MicroVote General Corporation, a private company based in    MV-464 & Infinity
Indianapolis, IN
---------------------------------------------------------------------------------------------------------
Sequoia Voting Systems, a subsidiary of De La Rue, plc,      Edge & Advantage
based in Oakland, CA
---------------------------------------------------------------------------------------------------------
Unilect Corporation, a private company based in Dublin, CA   Patriot
---------------------------------------------------------------------------------------------------------

      Based on a survey conducted by Election Data Services in 2004, the vendors with the largest install base of electronic voting systems are listed in the table below. (Overview of Voting Equipment Usage in the United, Direct Recording Electronic Voting; Statement by Kimball W. Brace, President of Election Data Services, Inc. to the Election Assistance Commission on May 5, 2004; Election Data Services Inc. is a political consulting firm specializing in redistricting, election administration, and the analysis and presentation of census and political data with GIS (geographic information systems)).

------------------------------------------------------------------------------------------------------
                                                 # of Counties  % of Counties With DRE    %  of  All
Company Name                                                         Voting Systems       Counties
------------------------------------------------------------------------------------------------------
Avante International Technology, Inc.                  0                  0.0%               0.0%
------------------------------------------------------------------------------------------------------
Diebold Election Systems                              194                28.8%               6.2%
------------------------------------------------------------------------------------------------------
Election Systems & Software                           43                  6.4%               1.4%
------------------------------------------------------------------------------------------------------
Guardian Voting Systems                               142                21.1%               4.6%
------------------------------------------------------------------------------------------------------
Hart InterCivic                                        5                  0.7%               0.2%
------------------------------------------------------------------------------------------------------
MicroVote General Corporation                         107                15.9%               3.4%
------------------------------------------------------------------------------------------------------
Sequoia Voting Systems                                72                 10.7%               2.3%
------------------------------------------------------------------------------------------------------
Unilect Corporation                                    5                  0.7%               0.2%
------------------------------------------------------------------------------------------------------
Other                                                 107                15.9%               3.4%
------------------------------------------------------------------------------------------------------

      It should be noted that Hart InterCivic was successful in winning contracts in several large counties (Harris County, TX and Orange County, CA) over the past two years and has overtaken MicroVote General Corporation as one of the four most popular vendors. The install base for MicroVote General Corporation, Guardian Voting Systems and Unilect Corporation has been stable for the past several years as they have been overtaken by more modern voting systems manufactured by Diebold Election Systems, Election Systems & Software and Sequoia Voting Systems. Avante International Technology, Inc. has not sold any voting systems to date.

      We believe that the following are the primary competitive factors in our market:

      o     accessibility;

      o     auditability;

      o     brand recognition and market penetration;

      o     customer support and service;

      o     ease of use;

      o     government qualification and certification of products;

      o     price;

      o     reliability of services; and

      o     security.

      We believe that we compete favorably with respect to these factors. However, many of our competitors have significantly greater market penetration, brand-name recognition, engineering and marketing capabilities and financial, technological and personnel resources than we do. As a result, they may be able to develop and expand their customer base more quickly, adapt more swiftly to new or emerging technologies and changes in customers' requirements, take advantage of acquisitions and other business opportunities more readily, and devote greater resources to the marketing and sale of services than we can. Our competitors' products may offer different features than our products that might make their products more attractive to some voting administrators. To the extent that we do not compete successfully with respect to any of the primary competitive factors in our market, our business may be materially harmed. On June 17, 2005 we entered into our first agreement for the sale of our voting system and we are actively in negotiations with multiple parties for further agreements to provide our voting system products and services. Because we have just recently begun to sell and/or lease our voting system and related services, based on the above competitive factors and our technology, our present relative position in the market for computerized voting machines is nominal.

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

      During each of the last three fiscal years we have invested the following amounts of capital in company-sponsored research and development.

         ------------------------------------------------
                  Year                    Amount
         ------------------------------------------------
                  2003                  $1,643,926
         ------------------------------------------------
                  2004                   $ 765,511
         ------------------------------------------------
                  2005                  $1,185,689
         ------------------------------------------------

      No customer-sponsored research activities were conducted during the last three fiscal years.

      We believe that continued strategic investment in product development is essential for us to become competitive in the markets we serve. Without significant additional financing, we will be unable to continue development of our products.

Intellectual Property

      We rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. The products that we design require a large amount of engineering design and manufacturing expertise. The majority of these technological capabilities, however, are not protected by patents or licenses. We rely on the expertise of our employees and our learned experiences in both design and manufacture of these products. We have taken steps to protect both our intellectual property and brand name in the marketplace. We have applied to the United States Patent and Trademark Office (USPTO) for a systems and method patent with respect to our electronic voting system that produces an official voter verifiable paper ballot.

      We have also filed trademark applications with the USPTO to protect the Accupoll brand name and logo. A Statement of Use for the AccuPoll trademark was filed with the USPTO on June 14, 2005. On August 23, 2005, we were notified that the Statement of Use for the AccuPoll logo had been accepted by the USPTO. We expect to receive the official Certificate of Registration from the USPTO in the near future.

Employees

      As of September 9, 2005, we had thirteen and six, respectively, full-time employees and consultants. Our employees are not represented by a collective bargaining organization. We believe our relationship with our employees is good.

ITEM 2. PROPERTIES

      We occupy approximately 10,000 square feet of office space located at 15101 Red Hill Ave. Suite # 220, Tustin, California. The monthly cost of the lease is $1.10 per square foot. Our lease expires on June 30, 2006. We also lease 2,614 square feet of office space in Amarillo, Texas, at Bank One Center, 18th floor, Suite 1804. The Amarillo lease expires on December 31, 2007. Rent under the Amarillo lease is currently $2,355 per month, and is schedule to increase to $2,465 per month and $2,575 per month during 2006 and 2007, respectively.

ITEM 3. LEGAL PROCEEDINGS

      Together with our subsidiary, Z prompt, Inc., on January 31, 2005, we filed an action for declaratory relief against Frank Ehret in Orange County Superior Court, case # 05CC02714. Under the terms and conditions of the purchase of Z prompt, Inc., Frank Ehret received 6,365,000 restricted shares of common stock. Mr. Ehret alleges that we somehow prevented him from selling his shares. We denied the allegations and are seeking a judicial determination on the matter. On February 3, 2005, after receipt of the complaint, Mr. Ehret filed an action in San Francisco Superior Court, case# CGC-05-438410, for breach of contract, breach of the covenant of good faith and fair dealing, conversion and failure to make payment due on a promissory note. The factual basis of the complaint filed by Mr. Ehret is identical to the declaratory relief action that we filed. We filed a motion to have the Ehret case transferred to Orange County Court and Mr. Ehret stipulated to have his case moved to Orange County. No discovery has taken place.

      In December 2004, we received notice that the Securities and Exchange Commission was conducting a confidential investigation. The Securities and Exchange Commission issued subpoenas to AccuPoll Holding Corp. and certain of our officers, directors and affiliates. We responded to such subpoenas and have not received any further correspondence or any communication from the Securities and Exchange Commission regarding the investigation.

      In July 2004, Amarillo Economic Development Corporation ("AEDC") commenced a lawsuit in the 108th District Court in Potter County, Texas against us, Frank Wiebe and Dennis Vadura. In December 2002, we entered into a location incentive agreement with AEDC, pursuant to which AEDC extended us a grant in the amount of $250,000. The complaint alleges that we breached the terms of the location incentive agreement with AEDC by failing to commence operations in Amarillo, Texas within three months of the date of the agreement. The complaint seeks repayment of the $250,000 grant plus interest and costs. On July 7, 2005, a settlement agreement was reached with the AEDC. The settlement agreement called for a payment of $255,000 to AEDC, which included the repayment of the $250,000 incentive grant plus $5,000 in attorney fees. As of August 31, 2005, all payment due under the settlement agreement has been made.

      On March 23, 2004, our wholly-owned subsidiary, Z prompt, Inc., filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Central District of California. The bankruptcy proceeding was dismissed on February 1, 2005 upon motion of the U.S. Trustee in the case.

      In October 2003, a former employee of Z prompt, Nathalie Luu, filed suit against Z prompt and us in Superior Court of California, County of Orange, California. The complaint alleged wrongful termination, intentional infliction of emotional distress and retaliatory discharge, based on claims that the plaintiff was terminated for reporting to management alleged fraudulent accounting practices by Z prompt management. The former employee sought $112,000 in monetary damages including loss of wages, plus punitive damages. In February 2005 this lawsuit was settled for a sum of $50,000, requiring $10,000 payments on the first of each month from August 2005 through and including December 2005. We have made payments in accordance with this payment schedule as they become due.

      In October 2003, Paul Musco, the ex-President of our wholly owned subsidiary, Z prompt, Inc. filed suit against us and Z prompt in Superior Court of California, County of Orange, California. The claim alleged breach of contract, fraud and misrepresentation stemming from our acquisition of, and his termination of his employment with, Z prompt. Mr. Musco sought damages in excess of $800,000, plus punitive damages. We believed that Mr. Musco breached his agreements with Z prompt and filed a cross complaint for breach of contract, fraud, negligence and breach of fiduciary duty seeking $2,000,000. Mr. Musco has filed his own cross-complaint against us, Dennis Vadura, Frank Wiebe and Craig Hewitt alleging fraud and tortious interference with contract. Paul Musco modified his complaint to include additional damages for alleged losses resulting from his inability to sell his shares of AccuPoll Holding Corp. In addition, Michael Shocket, a former employee, joined the suit and filed a cross complaint against us, Z prompt, Dennis Vadura, Frank Wiebe and Craig Hewitt alleging fraud, tortuous interference with contract and wrongful termination. Michael Shocket was terminated from employment with us in April 2004 for cause. On or about January 25, 2005, we settled this dispute in consideration for our agreement to: (i) make total payments of $625,000 cash to Mr. Musco and Mr. Shocket; and (ii) issue 1.5 million shares of restricted common stock to Mr. Musco and Mr. Shocket. The settlement has been fully paid and the required shares were issued in January 2005 at a fair market value of $0.10 per share.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There was no matter submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

      Our common stock is currently quoted on the OTC Bulletin Board under the symbol ACUP. For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                                     Fiscal 2005
                                                  ------------------
                                                   High         Low
                                                  -----        -----
First Quarter Ended September 30, 2004            $1.44        $0.20
Second Quarter Ended December 31, 2004            $0.28        $0.06
Third Quarter Ended March 31, 2005                $0.30        $0.01
Fourth Quarter Ended June 30, 2005                $0.22        $0.09

                                                     Fiscal 2004
                                                  ------------------
                                                  High          Low
                                                  -----        -----
First Quarter Ended September 30, 2003            $2.00        $1.07
Second Quarter Ended December 31, 2003            $1.75        $1.35
Third Quarter Ended March 31, 2004                $3.85        $1.44
Fourth Quarter ended June 30, 2004                $3.57        $0.90

      As of September 9, 2005, there were approximately 1,975 stockholders of record of our common stock. Our registrar and transfer agent is Signature Stock Transfer, Inc., One Preston Park, 2301 Ohio Dr., Suite 100, Plano, Texas 75093; telephone (972) 612-4120.

Dividend Policy

      We have not adopted any policy regarding the payment of dividends on our common stock. We do not intend to pay any cash dividends on our common stock in the foreseeable future. All cash resources are expected to be invested in developing our business. There are no restrictions that materially limit our ability to pay cash dividends.

Recent Sales of Unregistered Securities

      On September 13, 2004, we completed a private placement transaction with 11 accredited investors, pursuant to which we sold an aggregate of 3,666,668 shares of common stock, 1,833,334 Series A Warrants, 1,833,334 Series B Warrants and 1,833,334 Series C Warrants. We received gross proceeds totaling $1,649,900.10. For each two shares of common stock, we issued investors one A Warrant, one B Warrant and one C Warrant. Each two shares and three warrants were sold at a price of $0.90. The private placement was exempt from registration under Rule 506 of Regulation D under the Securities Act of 1933, as amended.

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

      In January 2005, various European investors exercised 931,525 warrants at an exercise price of $0.10 per share. The original warrant exercise price of these warrants was $.75 and $.1224. The exercise was made at $0.10 due to an anti-dilution adjustment caused by our November 2004 private placement. Due to the adjustment, the number of shares issuable under the warrants increased to 2,783,930 common shares, which provided total proceeds of $274,000. As consideration for exercising the warrants, for every warrant exercised we issued investors a 5-year replacement warrant at $0.12. These transactions were exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

      On June 14, 2005, we sold an aggregate of 1,100 shares of Series A Convertible Preferred Stock, warrants to purchase an aggregate of 1,100,000 shares of common stock with an exercise price of $0.10 per share, and warrants to purchase an aggregate of 1,100,000 shares of common stock with an exercise price of $0.125 per share, to one accredited investor. The Series A Preferred Stock was sold for a per share purchase price of $100. For each share of Series A Preferred Stock purchased investors received a $0.10 Warrant to purchase 1,000 shares of common stock and a $0.125 Warrant to purchase 1,000 shares of common stock. The Warrants are exercisable for a term of three years. $50,000 of the purchase price for the Series A Preferred Stock and the Warrants was paid in cash to the Company and the remaining $60,000 of the purchase price was paid by the issuance to the Company of a $60,000 principal amount interest-free promissory note due and collected in August 2005. This transaction was made pursuant to the exemption from registration requirements under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506, promulgated thereunder.

      On June 22, 2005, we sold an aggregate of 2,000 shares of Series A Preferred Stock, $0.10 Warrants to purchase 2,000,000 shares of Common Stock and $0.125 Warrants to purchase 2,000,000 shares of Common Stock to one accredited investors for aggregate gross proceeds of $200,000. The Series A Preferred Stock was sold for a per share purchase price of $100. For each share of Series A Preferred Stock purchased investors received a $0.10 Warrant to purchase 1,000 shares of common stock and a $0.125 Warrant to purchase 1,000 shares of common stock. The Warrants are exercisable for a term of three years. This transaction was made pursuant to the exemption from registration requirements under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506, promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

      The following information presents selected financial data from continuing operations since the inception of AccuPoll, Inc. in August 2001.

                                                                                 (as restated)(2)    August 1, 2001
                                                 2005               2004              2003           to June 30, 2002
                                                 ----               ----              ----           ----------------
Years (period) ended June 30 (from
  continuing operations):
  Net Sales                                  $     17,416      $         --      $         --        $         --
  Interest Expense                              2,173,721         4,406,237            29,900             303,875
  Net Loss (1)                                (10,443,447)      (12,148,774)       (4,848,567)         (2,406,580)
    Net Loss per share - continuing
      operations (basic & diluted)                  (0.05)            (0.09)            (0.05)              (0.04)
  Cash used in operating activities            (3,065,367)       (5,160,929)       (1,687,695)           (746,490)

At June 30:
  Total Assets - continuing
    operations                               $  1,391,486      $  2,843,711      $  1,550,605        $  1,111,017
  Long-Term Debt:
    Convertible Debt                            4,167,696         3,304,600                --                  --
    Equity Instruments Subject to
      Rescission, including interest            1,415,000         6,200,000         4,377,033                  --
  Convertible Redeemable Preferred Stock          310,000                --                --                  --
  Stockholders' (Deficit) Equity               (8,834,234)      (10,429,101)       (4,919,621)            778,219

      (1) Net loss from continuing operations includes loss on disposal of investment of $1,200,000 for the year ended June 30, 2004.

      (2) Subsequent to the original issuance of the Company's June 30, 2003 financial statements, it was determined that consulting services, for which the Company had granted a warrant to purchase 1 million shares of common stock with an estimated fair value of $655,000, had not been and will not be performed. Therefore, the accompanying consolidated statements of operations for the year ended June 30, 2003 and for the period from Inception through June 30, 2003 have been restated. The effect of such restatement was to reduce the previously reported net loss by $655,000 with no effect on (rounded) loss per common share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      We are in the business of developing and marketing computerized voting machines and their associated products and services for use in federal, state, local and private elections. We have developed a direct recording electronic voting system that provides a voter-verified paper audit trail that is both human and machine readable. Our voting system was qualified as meeting 2002 and 1990 FEC voting system standards on May 10, 2005 and March 25, 2004, respectively. We believe that it is currently the only electronic voting system qualified under both the 2002 and 1990 FEC voting system standards that provides a voter-verified paper audit trail that is both human and machine readable. Completion of qualification testing under the 2002 FEC voting system standards enables us to apply for state certification in states that have such a requirement. As of September 22, 2005, our direct recording electronic voting system was certified by the states of Alabama, Arkansas, Kentucky, Mississippi, Ohio, South Dakota, Utah and West Virginia, Pennsylvania, Texas, Louisiana and Missouri. Currently, we are in the process of applying for certification in additional states.

      We have completed two contracts to conduct private elections using our voting system through September 22, 2005. These two contracts had a total value of $17,416 and were to conduct a total of three elections for the union local in Long Beach, CA. The completion of federal qualification testing under the 2002 FEC voting system standards will allow us to complete pending state certification applications in several states. We had limited revenues during the period from commencement of our voting system operations through June 30, 2005. On June 17, 2005 we entered into our first agreement for the sale of our voting system. We are actively in negotiations with multiple parties for further agreements to provide our voting system products and services. As of September 22, 2005, we have entered into four agreements to provide products and services relating to our voting system. We also receive cash flow through private placements of our common stock and other securities (see also Liquidity and Capital Resources discussion below).

      In June 2005, with support of the Board of Directors, management of the Company decided to begin winding down the activities of Z prompt, Inc. and to close this subsidiary during the first fiscal quarter of 2006. Employees and customers were notified in June 2005 and customer contracts were terminated, without penalty, through August 31, 2005. Z prompt provides hardware maintenance and technology support services primarily to mid- range to Fortune 1000 companies and to state and local governments. The Company purchased Z prompt, Inc. in November 2003 to support its voting system business with technical support. The decision to close the Z prompt subsidiary was reached after analysis of Z prompt's contracts and long-term cash flow forecast together with receipt by AccuPoll, Inc. of federal qualification to 2002 FEC voting system standards of its voting system in May 2005. Although Z prompt emerged from bankruptcy in February 2005, it has not been profitable since its acquisition in November 2003. Management evaluated the losses attributed to Z prompt and determined that reaching sustained profitability in the subsidiary at any time in the near future was unlikely. Further, with receipt of the 2002 FEC voting systems standards qualification, the Company will now focus on seeking state certifications and broadly marketing its voting system as well as fund raising to support these endeavors. The net losses of Z prompt for the year ended June 30, 2005 and the period from November 1, 2003 through June 30, 2004 were $1,270,523 and $3,230,479, respectively.are presented in the accompanying consolidated statements of operations as discontinued operations.

      For the fiscal years ended June 30, 2005, 2004 and 2003, we incurred losses from continuing operations of $10,443,447, $12,148,774, and $4,848,567, respectively. As of June 30, 2005 we had an accumulated deficit of $34,458,370. Cumulative cash used in operating activities of continuing operations was approximately $10,660,000 from the Company's inception (August 9, 2001) through June 30, 2005. The primary non-cash expenses comprising the difference between the accumulated deficit and cumulative cash used in continuing operations are as follows:

                                                                  (rounded to thousands)

         Cumulative cash used in activities of continuing operations        $10,660,000
           Depreciation and amortization                                      3,001,000
           Estimated fair value of common stock, options and warrants
             granted for services                                             7,840,000
           Amortization of estimated fair value of warrants granted and beneficial conversion feature in connection with the
             issuance of convertible debt                                     5,432,000
           Convertible debt issued for services                               1,600,000
           Loss on disposal of investment                                     1,200,000
           Other, net                                                           224,000
                                                                            -----------
         Accumulated deficit resulting from continuing operations            29,957,000
           Cumulative losses of discontinued operations                       4,501,000
                                                                            -----------
         Accumulated deficit at June 30, 2005                               $34,458,000
                                                                            ===========

      Over the next twelve months and through 2007, we plan to continue selling our voting system throughout the United States. This plan coincides with the 2005-06 time period prescribed to meet the deadlines of the Help America Vote Act. Beyond this period, we intend to pursue opportunities in foreign markets for our electronic voting system. By that time, we expect to have established credibility in the elections industry worldwide through selling and deploying our electronic voting system in the United States. We do not have any plans during 2006 to expand our sales force to begin marketing our direct recording electronic voting system outside the United States. Before we begin to enter markets outside the United States, we will need to assess the election laws and regulatory environment of any new market to determine what, if any, changes are required to our voting system. As an example, one possible change is the need to translate all voting system messages and documentation to a new language for use in a specific country. While our voting system is capable of supporting any written language, the change will require a one time effort to perform the necessary language translation. The cost of making any required changes to our voting system for use in any given market is not known at this time. These costs will be determined as part of our preparation and analysis before entering a new market.

      We also plan to begin marketing services to conduct elections for private organizations in the United States over the next twelve months. This is a turnkey based service approach versus the sale or lease of a voting system to a customer. Although we have conducted elections for private organizations in the past and continue to receive requests to conduct such elections, this marketing approach is not actively pursued by our sales and marketing team. We currently conduct such elections principally as an educational tool for the voting public.

      The Election Assistance Commission began disbursing federal funds under Title II of the Help America Vote Act to states in June 2004. However, many states and counties were hesitant to make any voting system changes prior to the November 2004 Presidential election that was less than five months away. As a result, the purchase of new voting systems prior to the November 2004 election was effectively frozen. We have experienced the resumption of voting system purchase activity in the first quarter of 2005 as states and counties work toward meeting the 2006 deadlines of the Help America Vote Act.

Results of Continuing Operations

Comparison of Year Ended June 30, 2005 to Year Ended June 30, 2004

      Revenues: For the year ended June 30, 2005 we had revenues from continuing operations of approximately $17,000. For the year ended June 30, 2004 we had no revenue from continuing operations. The increase was the result of revenues generated from the rental of the Company's voting system in private elections of union officials. As of June 30, 2005, the Company has not yet earned revenues from the use or sale of its voting system in an election of public officials.

      General and Administrative Expenses: General and administrative expenses were $2,466,929 for the year ended June 30, 2005 as compared to $2,047,089 for the year ended June 30, 2004. The increase in general and administrative expenses is the result of additional payroll costs of approximately $430,000.

      Professional Fees: Professional fees were $3,038,453 for the year ended June 30, 2005 as compared to $4,264,156 for the year ended June 30, 2004. Included in professional fees expense is the fair value of warrants issued for services of approximately $2,560,000 and $846,000 during the years ended June 30, 2005 and 2004, respectively. The decrease in professional fees is due to consulting fees incurred in fiscal 2004 to former shareholders of the Company. No such services were rendered to the Company in fiscal 2005 and the consulting agreement has been terminated.

      Interest Expense: Interest expense was $2,173,721 for the year ended June 30, 2005 as compared to $4,406,237 for the year ended June 30, 2004. The decrease in interest expense is due to a reduction in non-cash beneficial conversion charges and fair value of warrants granted in connection with convertible debt and equity instruments to $1,377,371 in the year ended June 30, 2005 from $4,054,600 in 2004, offset by greater interest charges of approximately $183,000 on higher debt balances during the year ended June 30, 2005 than the year ended June 30, 2004. The Company's convertible debt, which comprises substantially all interest-bearing debt at June 30, 2005 and 2004, bears interest at fixed rates and does not result in material rate fluctuation between the two years.

      Amortization of Software Costs: Amortization of software costs was $2,763,874 for the year ended June 30, 2005 compared to $231,292 for the year ended June 30, 2004. In fiscal 2003, we commenced capitalization of software development costs to meet federal 1990 voting system standards. Our system was qualified as meeting certain 1990 FEC voting system standards in late March 2004 at which time we ceased further capitalization and began amortizing the capitalized development costs. We amortized approximately $231,000 of these costs in the year ended June 30, 2004 and $2,488,000 in the year ended June 30, 2005. Upon obtaining the 1990 FEC voting system standards we immediately began to further develop our voting system to meet certain 2002 FEC voting system standards, for which we received qualification in May 2005 at which time we ceased further capitalization and began amortizing the capitalized development costs of $1,053,000 incurred to meet the 2002 FEC voting system standards in June 2005. We amortized approximately $276,000 of these costs in the year ended June 30, 2005.

      Net Loss from Continuing Operations: For the year ended June 30, 2005, we incurred a net loss from continuing operations of $10,443,447 or $0.05 per common share. This compares to a net loss from continuing operations of $12,148,774 or $0.09 per common share for the year ended June 30, 2004. The decreased loss is partially due to a $1,225,703 decrease in professional fees and a $2,232,516 decrease in interest expense. Additionally, in the year ended June 30, 2004 we recorded a loss on the disposal of an investment totaling $1,200,000. The Company commenced amortization of capitalized software development costs in the fourth quarter of fiscal 2004. Accordingly, the decrease in professional fees and interest expenses are offset by an increase in amortization of software development costs of $2,532,082 for the year ended June 30, 2005 over the year ended June 30, 2004.

Comparison of Year Ended June 30, 2004 to Year Ended June 30, 2003

      Revenues: For the years ended June 30, 2004 and 2003 we had no revenues from continuing operations as the Company was in the process of developing its voting system during the periods.

      General and Administrative Expenses: General and administrative expenses were $2,047,089 for the year ended June 30, 2004 as compared to $1,054,390 for the year ended June 30, 2003. The increase in general and administrative expenses is the result of increased development and certification costs of approximately $274,000, additional personnel costs resulting in an increase of approximately $305,000, increased travel costs of approximately $151,000, increased facility costs and office expenses of approximately $219,000 to support development and certification of the Company's voting system.

      Professional Fees: Professional fees were $4,264,156 for the year ended June 30, 2004 as compared to $3,764,277 for the year ended June 30, 2003. The increase in professional fees is due to higher costs of software engineering services to develop our voting system.

      Interest Expense: Interest expense was $4,406,237 for the year ended June 30, 2004 as compared to $29,900 for the year ended June 30, 2003. The increase in interest expense is due to non-cash beneficial conversion charges for equity instruments issued in connection with fund raising activities.

      Loss on Disposal of Investment: In December 2003 we entered into an agreement to purchase Material Technologies, Inc. for $1,200,000. The purchase consideration was a borrowing under one of the Company's convertible debenture facilities of the full $1,200,000. The Company subsequently un-wound the Material Technologies Inc. transaction and expensed the entire $1,200,000 as a loss on disposal of the investment in Material Technologies Inc.'s common stock in the fiscal 2004 results of operations. At June 30, 2005, the Company remains liable for the $1.2 million convertible debt.

      Net Loss from Continuing Operations: For the year ended June 30, 2004, we incurred a net loss from continuing operations of $12,148,774 or $0.09 per common share. This compares to a net loss of $4,848,567 or $0.05 per common share for the year ended June 30, 2003. The increased loss is due primarily to increased general and administrative expenses of $992,699, increased interest expense of $4,376,337 and a loss on the disposal of an investment totaling $1,200,000.

Liquidity and Capital Resources

      As described above, in May 2005 we received federal certification under the 2002 federal voting system standards allowing us to complete pending state certification applications in several states. We continue to negotiate with jurisdictions interested in purchasing or leasing our voting system after we complete state certifications. Through September 22, 2005 we have entered into sales contracts with customer totaling $417,544. We expect these contracts to be delivered from September 2005 through March 2006. We expect to secure additional contracts for the sale or lease of our voting system during the next six months and through 2006. This coincides with the 2005-06 time period prescribed to meet the deadlines of the Help America Vote Act of 2002.

      From August 2001, the date of our inception, through June 30, 2005, we have raised funds totaling approximately $13.5 million from the sale of common stock and convertible notes and other securities. We have also issued common stock, convertible notes and other securities in exchange for assets and services.

      As of June 30, 2005 we had a cash overdraft of $56,357 and a working capital deficiency of approximately $4.4 million. Our accumulated deficit as of June 30, 2005 was approximately $34.5 million.

      Our monthly expenditures for continuing operations are approximately $300,000 excluding non-cash software amortization charges and we expect these expenditures, with the exception of sales and marketing costs, to remain flat until we begin to deliver on expected voting system contracts. These monthly expenses consist of approximately $175,000 for salary and benefit expenses, $65,000 for general administration and office expenses, $35,000 in sales & marketing expenses, and $25,000 for interest expense.

      Once we secure substantial contracts for our voting system and begin delivery, we may need to increase our staff so we can meet demand for the voting systems. We expect any resulting increase in spending will be supported by revenues from voting system contracts. With the completion of qualification testing under the 2002 FEC voting system standards, counties are expressing a growing interest in our voting system. We have secured four contracts with counties and are in negotiations now with several others to procure our voting system. We cannot guarantee that these negotiations will result in signed contracts, or when the contracts will be approved and signed by the appropriate county authority.

      As per the going concern comment from our independent auditors, we do not currently have sufficient capital resources to fund our planned operations over the next twelve months or beyond.

      Management believes that we will require an additional $6.4 million in financing over the next twelve months to pay past due payables and continue operations. Of the $6.4 million in financing needed, management believes that we will need approximately $2 million to pay past due payables, $3.8 million to continue operations as currently conducted for the next twelve months and $0.6 million for further product development. Additional cash would be used to develop sales and marketing efforts, to buy product inventory, increase our sales staff and generally to improve our financial condition. Additional cash would also be used to develop a new version of our hardware, which would help lower costs and increase margins once product is sold. The potential dilutive effects of a $6.4 million financing is dependent upon the market price of our common stock, the number of securities issuable and transaction costs. For example, if we entered into an equity financing at $0.10 per share, we would be required to issue an additional 64 million shares of common stock for $6.4 million gross. Notwithstanding our expected need for $6.4 million in financing during the next twelve months, we cannot guarantee that additional financing will be available, or if available, will be on acceptable terms. If we do not obtain additional financing, we will not be able to continue operations.

      In November 2003, we secured a $5 million dollar revolving credit facility, in the form of two seven-month convertible notes (the November 2003 Debentures). The November 2003 Debentures bear interest at an annual rate of 10% and originally matured on June 30, 2004, but were extended to June 30, 2005. The November 2003 Debentures are convertible on 90 days written notice by the holders at the lesser of (i) 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date or (ii) $.0625 per share. At June 30, 2005, we had a balance of $2,509,000 under the November 2003 Debentures. The November 2003 Debentures matured on June 30, 2005. See the following paragraph for further discussion of the November 2003 Debentures.

      We have a convertible debenture (the June 2003 Debenture) with Palisades Holdings, LLC whereby Palisades Holdings, at its discretion, may provide us loans of up to $1,250,000. The June 2003 Debenture bears interest at an annual rate of 10% and originally matured on June 30, 2004, but was extended to June 30, 2005. The June 2003 Debenture is convertible on 90 days written notice by Palisades Holdings at the lesser of (i) 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date or (ii) $.0625 per share. On March 22, 2005, Palisades Holdings, LLC converted $134,000 of the June 2003 Debenture into 2,144,000 shares of common stock. At June 30, 2005, we had a balance of $918,000 under the June 2003 Debenture. The June 2003 Debenture matured on June 30, 2005.

      On September 26, 2005, in connection with the execution of a Conversion and Settlement Agreement with Mutual General Releases between the holders of the June 2003 and November 2003 Debentures ("2003 Debenture Holders") and the Company, the 2003 Debenture Holders exercised their conversion rights under the terms of the debentures on outstanding principal of $2,242,000 and received 59 million shares of the Company's common stock. All remaining principal and accrued interest totaling approximately $1,300,000 was forgiven and an unexercised warrant for 6,400,000 common shares issued in June 2003 in connection with the June 2003 Debenture was canceled.

      We have a convertible debenture with C&S Consolidated Services Hong Kong. The convertible debenture bears interest at an annual rate of 7% payable semi-annually in cash with an original maturity date of October 14, 2004. The maturity date of the debenture was extended to September 30, 2005 with a further extension available to December 31, 2005. The debenture is convertible into shares of common stock at a conversion price of $0.35 per share. At June 30, 2005, we had balance of $308,000 under such debenture.

      We have a convertible debenture with Philip G. Trubey, a Director of the Company. The convertible debenture bears interest at an annual rate of 10% payable upon maturity at October 21, 2005. The debenture is convertible into shares of common stock of $0.10 per share. At June 30, 2005, we had balance of $300,000 under such debenture.

      Our subsidiary Z prompt, Inc. has a line of credit with Bank of America dated October 28, 2003 for a principal amount of $250,000. As of August 30, 2004, the note was in default. On February 3, 2005, the Bank of America withdrew $172,579 (principal and interest) from the Z prompt checking account. The outstanding balance at June 30, 2005 is approximately $62,000 including accrued interest.

      We had a convertible debenture with four accredited investors. The convertible debenture accrued interest at an annual rate of 8% and matured on July 2, 2004. In October 2004, the entire remaining amount of the debenture was converted into 3,125,000 shares of common stock of $.15 per share. There are no material covenants or commitments outstanding on this convertible debenture.

      In December 2002, we entered into a location incentive agreement with the Amarillo Economic Development Corporation (AEDC). In January 2003, we received a $250,000 grant from the AEDC, which amount is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets at June 30, 2005 and 2004 since we have not yet fulfilled our obligations related to the agreement. As part of the agreement, we granted the AEDC warrants to purchase 250,000 shares of our restricted common stock at an exercise price of $1.60 per share. Additional cost associated with the Amarillo, Texas facilities is rent in the amount of approximately $28,000 and approximately $26,000 for the years ended June 30, 2005 and 2004, respectively. These are the only additional expenses incurred in regards to the location incentives agreement to date. We did not fulfill our minimum employment obligations under the agreement and, as required, re-paid the $250,000 incentive grant to AEDC in August 2005.

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

      The outstanding loan amount due form our subsidiary Z prompt, Inc. totaled $2,165,206 as of June 30, 2005. The outstanding balance does not have any specific repayment terms other than being due and payable to us as Z prompt can afford to make payments. The loan does not bear any interest. The funds were necessary for Z prompt to continue operations. In June 2005, management decided to wind-down the operations of Z prompt. There is no material loss on the closure of Z prompt. The wind-down is expected to be complete by September 30, 2005 with the exception of paying or otherwise retiring all debts of Z prompt.

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

      On January 20, 2005, $80,000 of the Hyde Investments convertible debenture was converted into 2,285,714 shares of common stock.

      In March 2005, various European investors exercised 7,416,000 warrants at an exercise price of $0.06 per share. The proceeds raised from this transaction were $445,000. An additional 1,000,000 warrants were exercised by another European investor at an exercise price of $0.10 per share for proceeds of $100,000.

      In March 2005, through three different financings the Company issued an aggregate of 2,500,000 shares at $0.10 per share and approximately 7,417,000 shares at $0.06 per share for aggregate cash proceeds of approximately $626,000 net of commissions and costs.

      In March 2005, a Canadian investor purchased 1.5 million shares for a price of $0.10 per share for proceeds of $150,000.

      Between June 14, 2005 and September 23, 2005, we sold an aggregate of 11,250 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock"), warrants to purchase an aggregate of 11,250,000 shares common stock with an exercise price of $0.10 per share ("$0.10 Warrants"), and warrants to purchase an aggregate of 11,250,000 shares of common stock with an exercise price of $0.125 per share ("$0.125 Warrants"; the $0.10 Warrants and the $0.125 Warrants are collectively referred to as the "Warrants"), to accredited investors in private placement transactions. As of September 23, 2005, we received aggregate net proceeds of $834,298 from sales of Series A Preferred Stock and Warrants. For each share of Series A Preferred Stock purchased investors received a $0.10 Warrant to purchase 1,000 shares of common stock and a $0.125 Warrant to purchase 1,000 shares of common stock. The Warrants are exercisable for a term of three years. The stated value of the Series A Preferred Stock is $100. The Series A Preferred Stock is convertible at any time at the holders' option into that number of shares of common stock equal to the stated value divided by $0.10, subject to adjustment for stock dividends, stock splits, reclassifications, and similar events. We agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants no later than 60 days after the closing date. If such registration statement is not filed on or before 60 days after the closing date or if the registration statement is not declared effective by the Securities and Exchange Commission on or before 60 days after the closing date (or 90 days after the closing date if the registration statement is reviewed by the Securities and Exchange Commission), then we must pay to each investor liquidated damages equal to 5% percent of the aggregate subscription amount paid by investors for each month that such event has not occurred.

      Continental Advisors S.A. (Lux.) acted as placement agent in connection with the sale of the Series A Preferred Stock and Warrants. In consideration for its services as placement agent, we agreed to pay Continental Advisors S.A. an amount in cash equal to 10% of the aggregate gross proceeds received by us and to issue Continental Advisors S.A. warrants to purchase such number of shares of Common Stock equal to 10% of aggregate gross proceeds. The warrants issuable to Continental Advisors S.A. will have the same terms as the Warrants sold to investors. One of our directors, Andreea M. Porcelli, is a consultant for Continental Advisors S.A.

      Web Tools International, Inc., a related party, provided us with software development services related to the product development of our electronic voting system during the period April 1, 2002 until March 31, 2004. During that period Web Tools International, Inc. billed us approximately $2.8 million. During the nine months ended March 31, 2005, we made payments of $56,040 to Web Tools International, Inc. As of June 30, 2005, the outstanding amount owed to Web Tools International, Inc. was $1,420,210. The outstanding amount due to Web Tools International, Inc. does not bear any interest. If we cannot repay this loan, the entire amount of the loan may be recorded as a loss, which would adversely affect our financial condition and prospects.

      We have offered and sold a substantial number of shares of common stock and warrants and options to purchase common stock without registration under the Securities Act of 1933, as amended (the "Securities Act"), or qualification under state securities laws. If any offer or sale were not exempt from, or otherwise not subject to, federal and state registration and qualification requirements, the purchasers of such securities will have the right to rescind the purchase.

      The Securities Act requires that any claim for rescission be brought within one year of the violation. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years from the date of the violation.

      At June 30, 2005, approximately 1.2 million shares of our outstanding common stock, options and warrants are subject to rescission (using a two year lookback), with a potential liability approximating $1.4 million, including interest at 10% per annum. This number of warrants and options described above does not include warrants and options to purchase a total of 3,600,000 shares of common stock issued within two years of June 30, 2005 to our chief executive officer, Dennis Vadura and our president, Frank Wiebe and a warrant to purchase 12,400,000 shares of common stock for which the holder has agreed in writing that it will not assert any right to rescission that it may have. However, we cannot assure you that this agreement is enforceable.

      Management is unable to determine at this time whether any claim for rescission may be filed against us; however, there can be no assurance that claims will not be asserted. In addition, regulatory agencies could launch a formal investigation and/or institute an enforcement proceeding against us for violations of federal and state registration and qualification requirements.

Capital Expenditures

      We anticipate certain capital expenditures related to developing and testing subsequent versions of the voting system hardware and software. We estimate such capital expenditures for hardware to be approximately $100,000 over the course of the fiscal year ending June 30, 2006. We will rely on future fund raising in order to pay for development and testing of these subsequent versions. We currently have no definitive plans to secure such financing.

Discontinued Operations (Z prompt, Inc.)

      In June 2005, with support of the Board of Directors, management of the Company decided to begin winding down the activities of Z prompt, Inc. and to close this subsidiary during the first quarter of 2006. Z prompt incurred a net loss of approximately $1,270,000 in the year ended June 30, 2005. The decision to close the Z prompt subsidiary was reached after analysis of Z prompt's contracts and long-term cash flow forecast together with receipt by AccuPoll, Inc. of federal certification to 2002 voting system standards ("2002 standards") of its voting system in May 2005. Although Z prompt emerged from bankruptcy in February 2005, it has not been profitable since its acquisition in November 2003. Management evaluated the losses attributed to Z prompt and determined that reaching sustained profitability in the subsidiary at any time in the near future was unlikely.

      On March 23, 2004, Z prompt, Inc. filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. The bankruptcy proceeding was dismissed on February 1, 2005 upon a motion made by the U.S. Trustee in the case. We incurred approximately $144,000 in legal and other fees and expenses in connection with the bankruptcy proceedings of Z prompt, Inc.

      When Z prompt, Inc. filed for Chapter 11 bankruptcy protection, it had outstanding debt of approximately $1.225 million payable to vendors and non-secured creditors. Of the outstanding debt, $225,000 was unsecured debt in connection with a line of credit from Bank of America. As of June 30, 2005, Z prompt, Inc. had outstanding debts of approximately $544,000. Of this amount, approximately $62,000 is outstanding from the Bank of America line of credit. The balance of the debt is unsecured debt owed to vendors with whom we are currently in negotiations for repayment.

Going Concern

      At June 30, 2005, we had an accumulated deficit of $34,458,370. During the six months ended June 30, 2005, we completed two contracts to conduct private elections using our voting system with a value of $17,416; however, these contracts are not substantial and there is no assurance of additional future revenues at this time. Consequently, we will require substantial additional funding for continuing the development, obtaining regulatory approval, and commercialization of our product. There is no assurance that we will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on satisfactory terms.

      Management has taken actions to address these matters, which include:

      o Retention of experienced management personnel with particular skills in the commercialization of such products;

      o Attainment of technology to develop such products and additional products; and

      o Raising additional funds through the sale of debt and/or equity securities.

      Federal, State and various foreign government regulations govern the sale of our products. On May 10, 2005, we were issued NASED Qualification number N-2-13-22-22-001 (2002), which confirms that our Voting System Product Version
2.5 has successfully completed the ITA qualification process and has been certified by NASED under the 2002 FEC voting system standards. The federal qualification number will allow us to pursue certification in states that require voting system qualification under the 2002 FEC voting system standards.

      As of September 22, 2005, our Voting System product was certified in 11 states (Alabama, Arkansas, Kentucky, Louisiana, Missouri, Ohio, Pennsylvania, South Dakota, Texas, Utah, and West Virginia), and we have pending state certification applications in Kansas, Montana, and New Mexico, while Delaware and Mississippi require only federal qualification. Given the new federal qualification event, our ability to market our product is no longer at risk. There is however, no assurance that we will be able to secure state certification in all of the additional state jurisdictions where we may wish to market our products in the future.

      We have incurred losses through June 30, 2005, and we have negative working capital at that date of approximately $4.4 million, and have a lack of operational history that, among other factors, raises doubt about our ability to continue as a going concern. We intend to fund operations through sales of our Voting System and associated services. As of September 22, 2005 we have only been able to sell election services to four counties and the Long Beach Chapter of the UAW Local 148 and we have no firm commitment by any other entities for the purchase of any of our products or services. In the absence of significant sales and profits, we may seek to raise additional funds to meet our working capital requirements through debt and/or equity financing arrangements.

      Management believes that we will require an additional $6.4 million in financing over the next twelve months to pay past due payables and continue operations. Of the $6.4 million in financing needed, management believes that we will need approximately $2 million to pay past due payables, $3.8 million to continue operations as currently conducted for the next twelve months and $.6 million for product development. Additional cash would be used to develop sales and marketing efforts to front load inventory, increase our sales staff and generally to improve our financial condition. Additional cash would also be used to develop a new version of our hardware, which would help lower costs and increase margins once product is sold. The potential dilutive effects of a $6.4 million financing is dependent upon the market price of our common stock, the number of securities issuable and transaction costs. For example, if we entered into an equity financing at $0.10 per share, we would be required to issue an additional 64 million shares of common stock for $6.4 million gross. Notwithstanding our expected need for $6.4 million in financing during the next twelve months, we cannot guarantee that additional financing will be available, or if available, will be on acceptable terms. If we do not obtain additional financing, we will not be able to continue operations.

      Our monthly expenditures for continuing operations are approximately $300,000 excluding non-cash software amortization charges and we expect these expenditures, with the exception of sales and marketing costs, to remain flat until we begin to deliver on expected voting system contracts. These monthly expenses consist of approximately $175,000 for salary and benefits expenses, $65,000 for general administration and office expenses, $35,000 in sales & marketing expenses, and $25,000 for interest expenses.

      These circumstances, combined with other potential liabilities raise doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contractual Obligations

      As of June 30, 2005, we had the following contractual obligations:


                                                                   Payments due by period
                                                           ----------------------------------------
                                                                          Less than
Contractual Obligations                                       Total         1 year       1-3 years
-----------------------                                    ----------     ----------     ----------
Operating Lease Obligations
     Greenberg Farrow Architecture - AccuPoll - Tustin     $  160,591     $  160,591
     Loutex Amarillo - AccuPoll - Texas office lease       $   90,894     $   45,204     $   45,690

Long-Term Debt
     Bank of America Line of Credit (Z prompt)             $   61,566     $   61,566
     Officers                                              $  260,000     $  260,000
     Philip G. Trubey (Director)                           $  156,250     $  156,250
     Notes Payable - AccuPoll                              $   15,000     $   15,000

Convertible Debt
     2003 Convertible Debentures                           $3,426,246     $3,426,246
     C&S Consolidated Services Hong Kong                   $  308,000     $  308,000
     Lemanik SA                                            $   75,000     $   75,000
     Philip G. Trubey (Director)                           $  300,000     $  300,000

Consulting Agreements
     National Strategies Inc.                              $  125,175     $  125,175
     Antara Communications                                 $   27,596     $   27,596

Other
     Amarillo Economic Development Corporation             $  250,000     $  250,000

Total                                                      $5,256,318     $5,210,628     $   45,690

      On February 1, 2003 we entered in to a consulting agreement with National Strategies Inc. The agreement is for a term of 12 months, and automatically renews for additional year periods at the end of each one-year term, in absence of 30 days advance written notice of termination from one of the parties. Under the agreement, National Strategies is required to advise, consult and assist us with securing contracts for the sale or lease of our election equipment in the United States. We initially agreed to pay National Strategies $7,500 for the first six months and $10,000 for the remaining six months of the first 12-month term of the contract. Additionally, we agreed to pay National Strategies a success fee of 5% of the total gross income from contracts received from any clients introduced to us by National Strategies. This success fee is paid from contract revenue. To date the monthly cash retainer portion of the agreement with National Strategies, including the related consultants described below, has been paid out of funds raised from investors.

      On January 23, 2004, an Addendum to the February 1, 2003 agreement was made, and the compensation paragraph was changed. Under the new compensation arrangement, we agreed to pay National Strategies $5,000 per month for the next 12-month term of the agreement. Also, we agreed to issue National Strategies 300,000 warrants, with a term of 10 years, to purchase shares of our common stock at an exercise price of $1.16 per share.

      On March 1, 2004, under the same original consulting agreement dated February 1, 2003 with National Strategies, a second addendum was made and we agreed to hire Powers & Crane for legislative services in the State of New York and we agreed to pay Powers & Crane $7,000 per month, until the end of the contract. Payments to Powers & Crane are included in National Strategies' monthly invoice.

      Also on March 1, 2004, under the same original consulting agreement dated February 1, 2003 with National Strategies, another addendum was made and we agreed to hire Walkovich Associates for services in the State of Connecticut and we agreed to pay Walkovich Associates $2,000 for three months. Payments to Walkovich Associates are included in National Strategies' monthly invoice.

      On April 1, 2004, under the same original consulting agreement dated February 1, 2003 with National Strategies, a fourth addendum was made and we agreed to hire The Tetris Group for services in the State of Utah. We agreed to pay The Tetris Group $3,000 per month until the end of the contract. Payments to The Tetris Group are also included in National Strategies' monthly invoice.

      As of June 30, 2005, we paid National Strategies and its related consultants a total amount of $363,729 under the February 1, 2003 agreement, as amended. The outstanding balance at June 30, 2005 from National Strategies' monthly invoice was $130,410.

      As of September 22, 2005, we have paid in full the amounts due the Amarillo Economic Development Corporation under the Amarillo Grant included in the above table.

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

      The second business trend is the growing momentum of the voter verified paper ballot movement. As of August 31, 2005, twenty-six states (Alaska, Arkansas, California, Colorado, Connecticut, Hawaii, Idaho, Illinois, Maine, Michigan, Minnesota, Missouri, Montana, New Hampshire, New Jersey, New Mexico, New York, Nevada, North Carolina, Ohio, Oregon, South Dakota, Utah, Vermont, Washington and West Virginia) have passed legislation requiring a voter verified paper ballot. Another thirteen states (Arizona, Florida, Georgia, Indiana, Iowa, Kansas, Maryland, Massachusetts, South Carolina, Tennessee, Texas, Virginia and Wisconsin) are actively considering legislation that would make it a requirement. In addition, federal legislation has been introduced in the U.S. House and U.S. Senate to amend HAVA to expressly require a voter verified paper audit trail.

      The third business trend is the growing list of states that are requiring direct recording electronic voting systems to be qualified under the 2002 FEC voting system standards. This requirement is primarily focused in states where electronic voting systems have not been previously used (e.g., Illinois, Missouri, Iowa, Kentucky and North Carolina). However, the list of states requiring qualification under the 2002 FEC voting system standards is growing due to the interpretation of Section 301(a)(5) of HAVA that requires voting systems meet the error rate standards specified in the 2002 FEC voting system standards. Previously, some states only required a voting system to be qualified under the now out-of-date 1990 FEC Voting System Standards. As per Section 301(a)(6)(d), the use of any voting system on and after January 1, 2006 that does not meet the error rate standards specified in Section 301(a)(5) of HAVA could be a violation of federal law.

      Overall the net impact of these trends on us is positive. We already have a direct recording electronic voting system with a voter verified paper audit trail qualified under the 2002 FEC voting system standards. This places us in a position that as of August 30, 2005, we our one of only two vendors with a direct recording electronic voting system that is qualified under the 2002 FEC voting system standards with a voter verified paper audit trail.. This is especially important in states like Missouri, Iowa and Illinois that have not previously authorized direct recording electronic voting systems to be used in the state, but must at a minimum meet the accessibility requirements under HAVA (i.e., one direct recording electronic voting machine per polling place).

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

      The development of our voting system first met technological feasibility requirements in fiscal 2003. At that time we commenced capitalization of development costs to meet federal 1990 voting system standards. Our system was qualified as meeting certain 1990 FEC voting system standards in late March 2004 at which time we ceased capitalization of costs and began amortizing them. The costs of developing our voting system to 1990 FEC voting system standards totaling approximately $2,720,000 are fully amortized at June 30, 2005. Upon obtaining the 1990 voting system standards we immediately began to further develop our voting system to meet certain 2002 FEC voting system standards, for which we received qualification in May 2005. We began amortizing the capitalized development costs incurred to meet the 2002 FEC voting system standards of approximately $1,053,000 in June 2005. The Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. In July 2005, the Company re-evaluated the estimated life of its software as a result of the change to 2002 voting standards. Consequently, the estimated useful life was reduced to one year.

Debt and Equity Transactions

      The Company issues debt with warrants and equity instruments to third parties and non-employees. These issuances are recorded based the fair value of these instruments. Warrants and equity instruments require valuation using the Black Scholes model and other techniques, as applicable, and consideration of various assumptions including but not limited to the volatility of our stock, risk free rates and the expected lives of these equity instruments.

      Debt and equity issuances may have features which allow the holder to convert at beneficial conversion terms, which are then measured using similar valuation techniques and amortized to interest expense in the case of debt or recorded as dividends in the casse of preferred stock instruments.

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

      Approximately 1.2 million shares of our common stock, options and warrants that were issued or granted in the United States without registration or qualification under federal or state securities laws during 2003 and 2004 (using a two-year lookback) may be subject to rescission. The fair value of these securities was estimated based on a combination of (a) the selling price of the common stock on the dates sold, (b) the price per the agreement for stock issued in conversion of debt, (c) the fair value of the stock options and warrants on their grant dates, and (d) an independent valuation. Based in part on advice of counsel, the fair value of these options and warrants was estimated using the Black-Scholes option-pricing model. Based on these measurement criteria, our potential liability directly associated with the aforementioned securities transactions is estimated to approximate $1.4 million (including interest at 10% per annum) at June 30, 2005 plus legal fees and any fines or penalties that might be assessed by regulatory agencies.

      The potential liability discussed above does not include options to purchase a total of 3.6 million shares of common stock issued to our president and to our chief executive officer because these two individuals are also principal stockholders; acting together, they have the ability to control us. The grant date estimated fair value of the options described in this paragraph (excluding interest) approximates $1.4 million.

      Management is unable to determine at this time whether any claim for rescission may be filed against us; however, there can be no assurance that such claims will not be asserted. In addition, regulatory agencies could launch a formal investigation and/or institute an enforcement proceeding against us.

Stock-Based Compensation

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

      The adoption of the accounting methodology of SFAS 123 was optional and we elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if we adopted the cost recognition requirement under SFAS 123, are presented. For stock-based compensation issued to non-employees, we use the fair value method of accounting under the provisions of SFAS 123 and EITF 6-18, as applicable.

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

Deferred Taxes and Valuation Allowance

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

      As disclosed in the notes to our accompanying consolidated financial statements, we are associated with Web Tools International, Inc. through common ownership; in addition, we were virtually Web Tools International's only customer for software development services in fiscal 2003. Based on these and other factors, we determined that (1) Web Tools International is a variable interest entity and (2) we were its primary beneficiary as of January 1, 2004. Therefore, effective January 1, 2004, the accounts of Web Tools International were consolidated with those of AccuPoll. For reasons explained in the notes to our June 30, 2005 consolidated financial statements, the accounts of Web Tools International were de-consolidated effective April 1, 2004.

Recent Accounting Pronouncements

      We continue to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in Note 1 of the accompanying annual consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Changes in United States interest rates would affect the interest earned on our cash and cash equivalents. Based on our overall interest rate exposure at June 30, 2005, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. Our debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on our financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial information required by this Item is set forth beginning at page F-1 of this annual report on Form 10-K and is incorporated herein by reference..

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There has been no change in accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this Item.

ITEM 9A. CONTROLS AND PROCEDURES

(a)   Disclosure controls and procedures

      The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended)that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the deadlines specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the internal controls over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As of the end of the period covered by this Annual Report on Form 10-K, the Company's management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in the reports it files under the Exchange Act is: (i) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (ii) recorded, processed summarized and reported within time periods specified in SEC rules and forms.

(b)   Internal Control Over Financial Reporting

      The Company prepared and is responsible for the consolidated financial statements that appear in this Annual Report on Form 10-K. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), and therefore, include amounts based on informed judgments and estimates. The Company is also responsible for the preparation of other financial information that is included in this Form 10-K.

      The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      The Company, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, performed procedures to assess the effectiveness of the Company's internal controls over financial reporting. In completing these procedures and assessment management used the criteria established in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these procedures, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company had material weaknesses, as described in the Management Report on Internal Controls over Financial Reporting at page F-2 on this Form 10-K and that the Company's internal controls over financial reporting were not effective as of June 30, 2005.

(c)   Attestation Report of the Registered Public Accounting Firm

      Management's report on internal controls over financial reporting and the related attestation report of Squar, Milner, Reehl and Williamson, LLP are included in Item 14, pages F-2 and F-5 of this Report, respectively.

(d)   Changes in Internal Control Over Financial Reporting

      There has been no change in the Company's internal controls over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonable likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Entry into a Material Definitive Agreement; Creation of a Direct Financial Obligation; Triggering Events That Accelerate or Increase a Direct Financial Obligation

March 2005 Amendment and General Release

      On March 1, 2005, we entered into agreements with Palisades Capital, LLC, Hyde Investments, LLC and Livingston Investments, Ltd. (the "Debenture Holders") extending the maturity date to June 30, 2005 for the following debentures held by those entities: (1) a debenture in the principal amount of up to $1.25 million issued June 20, 2003 and held by Palisades Capital, LLC; (2) a debenture in the principal amount of up to $2.5 million issued November 20, 2003 and held by Hyde Investments, LLC; and (3) a debenture in the principal amount of up to $2.5 million issued November 20, 2003 and held by Livingston Investments, Ltd. As consideration for the extensions on the maturity date of the debentures, we agreed to increase the amount owing on each of the debentures by 10% and accordingly pay $105,728, $122,326 and $95,604, respectively, to Palisades Capital, LLC, Hyde Investments, LLC and Livingston Investments, Ltd. The amounts outstanding on each the debentures at June 30, 2005 was $917,650, $1,345,587 and $1,163,008, respectively, for debentures held by Palisades Capital, LLC, Hyde Investments, LLC and Livingston Investments, Ltd. As described below, on September 9, 2005, the Debenture Holders converted $2,242,000 of these convertible debentures and forgave the remaining outstanding amount of such debentures.

      In connection with the agreements extending the maturity date of the above debentures, on March 1, 2005, we entered into a general release and settlement agreement with GCH Capital, Ltd. and the Debenture Holders. We thereby released all of such entities from all actions, causes of action, claims, costs, damages, debts, demands, expenses, liabilities, losses and obligations of every nature, which the entities has at any time owned or held or may at any time thereafter own or hold for any reason. As described above, we further agreed that the debentures held by the Debenture Holders would each be increased by 10% and extended to June 30, 2005. Pursuant to the terms of the general release and settlement agreement, Palisades Capital, LLC assigned to AccuPoll, Inc. a certain warrant dated October 29, 2003 to purchase up to 5 million shares of our common stock.

September 2005 Conversion and Settlement Agreement

      Effective September 9, 2005, in connection with the execution of a Conversion and Settlement Agreement With Mutual Releases between AccuPoll Holding Corp., AccuPoll, Inc., Dennis Vadura, Corporate Legal Services LLP, the Debenture Holders and GCH Capital, Ltd., the Debenture Holders exercised their conversion rights pursuant to the existing terms of the debentures on an outstanding principal amount of $2,242,000 at a conversion price of $0.038 per share for a total of 59 million shares of common stock to be issued in installments through June 2006. All remaining principal and accrued interest totaling approximately $1,300,000 was forgiven and an unexercised warrant for 6,400,000 common shares issued in June 2003 to GCH Capital, Ltd. was canceled.

      In connection with the Conversion and Settlement Agreement With Mutual Releases, on September 26, 2005 we entered into a Registration Rights Agreement pursuant to which we agreed to register the resale of 25 million shares of common stock beneficially owned by the Debenture Holders. We agreed to prepare and file such registration statement within 60 days after the effectiveness of the current registration statement on file with the Securities and Exchange Commission, or within 60 days following the abandonment or termination of such registration statement, or within 180 days following September 26, 2005, whichever date is earliest.

2004 and 2005 Incentive Stock Plans

      On September 22, 2005, our Board of Directors approved our 2005 Incentive Stock Plan and authorized 60 million shares of common stock for issuance of stock awards and stock options thereunder. The 2005 Incentive Stock Plan is administered by our Board of Directors. Under the plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986, as amended or which are not intended to qualify as Incentive Stock Options thereunder. The 2005 Incentive Stock Plan and the right of participants to make purchases thereunder are intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. The primary purpose of the 2005 Incentive Stock Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate such officers, directors, key employees, and other persons to serve our business, by providing them an opportunity to acquire or increase a direct proprietary interest in our operations and future success.

      On October 18, 2004, our Board of Directors approved a 2004 Incentive Stock Plan and authorized 12,500,000 shares of common stock for issuance of stock awards and stock options thereunder. On September 22, 2005, our Board of Directors approved the termination of the 2004 Incentive Stock Plan. As of September 22, 2005, no securities were granted under the 2004 Incentive Stock Plan and it had not been approved by our shareholders.

Non-Reliance on Previously Issued Financial Statements

      During August 2005, in connection with the preparation of this annual report on Form 10-K for the fiscal year ended June 30, 2005, our chief executive officer and other authorized members of our management and consulting staff identified the below adjustments required to our financial statements for the fiscal quarters ended September 30, 2004, December 31, 2004 and March 31, 2005. Due to such adjustments, our financial statements for the periods ended September 30, 2004, December 31, 2004 and March 31, 2005 should no longer be relied upon. Among other things described below, our financial statements for the quarter ended March 31, 2005 did not reflect the above-described March 2005 Amendments and Settlement Agreement with GCH Capital, Ltd. and the Debenture Holders.

      In the fourth quarter of fiscal year 2005, we recorded adjustments that affect the net loss reported in previous quarters. The effect of these adjustments on the first three quarters of fiscal 2005 is summarized below:

                                                                 Quarter Ended
                                                  ---------------------------------------------
                                                    9/30/04          12/31/04         3/31/05
                                                  -----------      -----------      -----------
Net loss, as previously reported                  $(3,687,072)     $(2,100,705)     $(2,026,401)
  Fair value of warrants granted for services         794,190         (693,700)        (639,967)
  Interest expense including BCFs                    (141,206)        (148,349)        (251,419)
  Capitalized R&D costs                              (132,255)              --               --
  Legal fees expenses                                      --           55,025          204,349
  Fund raising expenses                               381,517               --           66,035
                                                  -----------      -----------      -----------
Net loss, as restated                             $(2,784,826)     $(2,887,729)     $(2,647,403)
                                                  ===========      ===========      ===========

      In the first fiscal quarter, we recorded professional fees expense to recognize the fiscal 2005 amortization of the fair value of warrants issued for services in fiscal 2004. We expensed an amount greater than was appropriate in the first fiscal quarter and no expense was recorded for this fair value amortization in the second or third fiscal quarters. An adjustment was recorded in the fourth fiscal quarter to expense the proper amortization for the fiscal year.

      During the course of the fiscal year 2005, we borrowed under convertible debenture agreements and recorded the beneficial conversion features as a debt discount. The underlying borrowings occurred in each of the first three fiscal quarters; however, the beneficial conversion feature ("BCF") was not recorded in our accounts until the fourth fiscal quarter.

      In the first fiscal quarter, we capitalized certain costs more appropriately classified as research and development. An adjustment was made in the fourth fiscal quarter to expense these costs.

      In the second and third fiscal quarters, we issued shares of common stock for legal services and recorded expense for the fair market value of the shares issued. The expense recorded exceeded amounts due for services provided through March 31, 2005.

      During the first and third fiscal quarters, we expensed costs associated with fund raising activities rather than offsetting the proceeds of funds raised. An adjustment was recorded in the fourth fiscal quarter to reduce expense and additional paid-in capital.

      Our chief executive officer and other authorized members of our management and consulting staff has discussed the above matters with our independent registered public accounting firm.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Our current directors and executive officers are as follows:

Name (1) (2)           Age   Position
----                   ---   --------
William E. Nixon       45    President, Chief Executive Officer and Director
Dennis Vadura          43    Chief Technology Officer and Chairman of the Board
Frank J. Wiebe         44    Chief Operating Officer, Secretary, Treasurer and
                             Director
Diana Dimadi           36    Acting Chief Financial Officer and Principal
                             Accounting Officer
Chester Noblett, Jr.   60    Executive Vice President, Sales
Jo-Ann Zakielarz       52    Vice President, Government Affairs/Global Alliances
Andreea M. Porcelli    36    Director
Philip G. Trubey       41    Director

(1) We do not have a separately designated executive committee, nominating committee or audit committee of the Board of Directors.

(2) Our executive officers hold office until their successors are elected and qualified, or until their death, resignation or removal.

      The background and principal occupations of each director and executive officer are as follows:

      Mr. Nixon was appointed President, Chief Executive Officer and a director on July 1, 2005. From 2001 to 2004, Mr. Nixon served as the President of Senco Sensors, Inc., a Canadian designer, marketer and manufacturer of safety products. Additionally, from 2003-2004 Mr. Nixon served as Chief Executive Officer of Senco Sensors, Inc. From 1988 to 2001, Mr. Nixon served in various positions, including Controller of Peer Review Analysis, Vice President of Finance and Administration, Chief Financial Officer and Executive Vice President, of CORE, INC., a Nasdaq company that provides healthcare management services. Mr. Nixon served as Chief Financial Officer of CORE, INC. from 1993 to 2001 and as Executive Vice President of CORE, INC. from 1994 to 2001.

      Mr. Vadura was appointed Chief Technology Officer and Chairman of the Board on July 1, 2005. Mr. Vadura was our Chief Executive Officer from May 20, 2002 until July 1, 2005. Mr. Vadura also has been one of our directors since May 20, 2002. From April 2000 to the present, Mr. Vadura has been the Chief Executive Officer of Web Tools International, Inc. From April 1999 to April 2000, Mr. Vadura was a senior technical architect employed by Electronic Data Systems. From 1996 to April 1999, Mr. Vadura was employed by companies acquired by Electronic Data Systems in similar positions.

      Mr. Wiebe was appointed Chief Operating Officer on July 1, 2005. Mr. Wiebe was our President from May 20, 2002 until July 1, 2005. From March 31, 2005 until April 6, 2005, Mr. Wiebe served as our interim Acting Chief Financial Officer. Mr. Wiebe has also been one of our directors and our Secretary and Treasurer since May 20, 2002. From May 2000 to the present, Mr. Wiebe has been the Vice President of Web Tools International, Inc. From November 1992 to May 2000, Mr. Wiebe was a Strategic Program Manager with Electronic Data Systems' E.solutions business unit.

      Ms. Dimadi was appointed Acting Chief Financial Officer and Principal Accounting Officer on April 6, 2005. Ms. Dimadi was employed as the Company's Corporate Controller since April 2004. Ms. Dimadi has also worked as a hotel accountant for Woolley's Petite Suites, LLC since April 2001. From June 2000 to April 2004, Ms. Dimadi was Controller for New Century Companies, a public company engaged in manufacturing tools machines. From September 1998 to June 2000, Ms. Dimadi was A/R Supervisor for El Monte RV, a private company engaged in renting and selling recreational vehicles.

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

      Ms. Andreea M. Porcelli became a director on May 20, 2002. From August 2, 2002 to the present Ms. Porcelli has been an independent consultant with Continental Advisors S.A. (Lux.). From October 2000 to August 2002, she was a registered representative of Schneider Securities, Inc. From May 2000 to October 2000, she was a registered representative of Berry-Shino Securities, Inc. From March 1999 to May 2000, Ms. Porcelli was a registered representative of Paulson Investment Company, Inc.

      Mr. Philip G. Trubey was appointed to our Board of Directors on August 27, 2004. Mr. Trubey was the CEO of Merchandising Avenue, an e-commerce infrastructure startup from 1999 to 2001. In 1994, Mr. Trubey founded and operated Websense, Inc., an enterprise software company, until 1999.

Family Relationships

      There are no family relationships between or among our directors, executive officers or persons nominated or charged by us to become directors or executive officers.

Involvement in Legal Proceedings

      For a description of the involvement of our executive officers and directors in certain legal proceedings during the past five years, please refer to Item 3 of this Form 10-K.

      Based solely in reliance on representations made by our officers and directors, during the past five years, none of the following occurred with respect to such persons: (1) no petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such persons; (2) other than the Z prompt bankruptcy described in Item 3 of this Form 10-K, there has been no petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of any partnership in which such persons were a general partner at or within two years before the time of such filing, or any corporation or business association of which such persons were executive officers at or within two years before the time of such filing;
(3) no such persons were convicted in a criminal proceeding or are a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (4) no such persons were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business practice, or in securities or banking or other financial institution activities; and (5) no such persons were found by a court of competent jurisdiction in a civil action by the SEC or by the Commodity Futures Trading Commission to have violated any Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

CODE OF ETHICS

      We have adopted a Code of Ethics and Business Conduct that applies to all of our officers, directors and employees. The Code of Ethics was filed as
Exhibit 14.1 to our annual report for the fiscal year ended June 30, 2004 on Form 10-K filed with the Securities and Exchange Commission on September 28, 2004. Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to Attn: Frank Wiebe, AccuPoll Holding Corp., 15101 Red Hill Ave # 220, Tustin, CA 92780. Our telephone number is (949) 200-4000. We are in the process of building a section of our website at www.accupoll.com where our Code of Ethics will be available to investors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on the review of copies of such reports furnished to us, we believe that during the fiscal year ended June 30, 2005, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements, except: (1) Ms. Dimadi did not file a Form 3; (2) Mr. Nixon filed his Form 3 late; (3) Mr. Hewitt, our former Chief Financial Officer, did not file a Form 4 indicating his resignation as Chief Financial Officer, reported four transactions late and filed two Form 4s late;
(4) Mr. Trubey filed his Form 3 late; (5) Mr. Vadura did not file a Form 4 indicating issuance of options; and (6) Mr. Weibe did not file a Form 4 indicating issuance of options.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 (collectively, the "named executive officers") during the fiscal years ending June 30, 2005, 2004 and 2003.

                           Summary Compensation Table

                                                                                            Long-Term
                                                                                          Compensation
                                                                              --------------------------------------
                                                 Annual Compensation                    Awards             Payouts
                                          ----------------------------------- --------------------------- ----------
                                                                                            Securities               All
                                                               Other          Restricted    Under-                   Other
                                                               Annual         Stock         lying         LTIP       Compen-
Name and                                  Salary      Bonus    Compen-        Award(s)      Options/      Payouts    sation
Principal Position               Year     ($)         ($)      sation ($)     ($)           SARs (#)      ($)        ($)
-------------------------------------------------------------------------------------------------------------------------------
William E. Nixon,
  Chief Executive Officer(1)     2005         -0-     -0-          -0-           -0-               -0-      -0-       -0-

Frank Wiebe,                     2005    $139,150     -0-          -0-           -0-               -0-      -0-       -0-
  Chief Operating Officer        2004    $126,500     -0-          -0-           -0-               -0-      -0-       -0-
                                 2003    $115,000     -0-          -0-           -0-         1,200,000      -0-       -0-

Dennis Vadura,                   2005    $139,150     -0-          -0-           -0-               -0-      -0-       -0-
  Chief Technology Officer       2004    $126,500     -0-          -0-           -0-               -0-      -0-       -0-
                                 2003    $115,000     -0-          -0-           -0-         2,400,000      -0-       -0-

Chester Noblett, Jr.             2005    $105,000     -0-          -0-         $71,925             -0-      -0-       -0-
  Executive Vice President       2004    $102,000     -0-          -0-           -0-               -0-      -0-       -0-
                                 2003    $  82,731    -0-          -0-           -0-           500,000      -0-       -0-

(1) Mr. Nixon was appointed Chief Executive Officer on July 1, 2005. Prior to July 1, 2005, Mr. Vadura was our Chief Executive Officer.

- Personal benefits received by the named executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.

- We do not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits to our directors, officers or employees.

Options Grants

      We made no grants of stock options during fiscal years ended June 30, 2005 and 2004 to any of the named executive officers.

Option Exercises in Last Fiscal Year

      None of the named executive officers exercised any stock options during the fiscal years ended June 30, 2005, 2004 and 2003.

Executive Employment Agreements

      On July 1, 2005, we entered into an employment agreement with William E. Nixon, as our President and Chief Executive Officer. The employment agreement has a two-year term and provides for an annual base salary of $155,000. If we enter into contracts in the aggregate, for the sale or lease of our voting systems exceeding a contract value of $10 million, Mr. Nixon's annual base salary will increase to $225,000. The agreement also provides that Mr. Nixon is entitled to participate in our pension, bonus, life insurance and other benefit plans in effect from time to time. In addition, Mr. Nixon is entitled to participate in our management stock incentive plan, from which we agreed to immediately grant Mr. Nixon 20 million incentive stock options. On September 22, 2005, the Company's Board of Directors approved this grant. Bonus compensation, if any, is to be determined by the Board of Directors or the Compensation Committee of the Board of Directors, but cannot exceed 100% of Mr. Nixon's then applicable annual salary. Under the agreement, if Mr. Nixon voluntarily resigns or is terminated with cause (as defined in the agreement), he will only be entitled to receive his compensation through the date of termination. If Mr. Nixon's employment is terminated by him for good reason (as defined in the agreement) or by us without cause, he will be entitled to a lump-sum severance payment in an amount equal to his then current annual salary and we will be required to provide all of his benefits for a twelve month period. If Mr. Nixon is permanently disabled during the employment term, we will pay him his then current annual salary and provide all benefits through the remainder of the calendar year and a three-month period thereafter. If Mr. Nixon dies during the employment term, we will pay his then current annual salary through the calendar month in which such death occurs.

      On July 1, 2005, we entered into an employment agreement with Mr. Vadura as our Chief Technology Officer and an employment agreement with Mr. Wiebe as our Chief Operating Officer. The July 1, 2005 employment agreements replace Mr. Vadura's and Mr. Wiebe's employment agreements dated May 20, 2002. The July 1, 2005 employment agreements have a two-year term and provide for an annual base salary of $155,000. If we enter into contracts in the aggregate, for the sale or lease of our voting systems exceeding a contract value of $10 million, Mr. Vadura's annual base salary will increase to $225,000 and Mr. Wiebe's annual base salary will increase to $200,000. The agreements also provide that Messrs. Vadura and Wiebe are entitled to participate in our pension, bonus, life insurance and other benefit plans in effect from time to time. Bonus compensation, if any, is to be determined by the Board of Directors or the Compensation Committee of the Board of Directors, but cannot exceed 100% of Mr. Vadura's and Mr. Wiebe's then applicable annual salaries. Under the agreements, if Messrs. Vadura or Wiebe voluntarily resign or if they are terminated with cause (as defined in the agreement), they will only be entitled to receive their compensation through the date of termination. If Mr. Vadura's or Mr. Wiebe's employment is terminated by them for good reason (as defined in the agreement) or by us without cause, they will be entitled to a lump-sum severance payment in an amount equal to their then current annual salary and we will be required to provide all of their benefits for a twelve month period. If Messrs. Vadura or Wiebe is permanently disabled during the employment term, we will pay them their then current annual salary and provide all benefits through the remainder of the calendar year and a three-month period thereafter. If Messrs. Vadura or Wiebe dies during the employment term, we will pay their then current annual salary through the calendar month in which such death occurs.

      On May 29, 2004, we renewed the agreement with Hewitt & Associates, Inc. which provided for the services of Craig Hewitt as our consultant Chief Financial Officer. This agreement provided for compensation of $7,500 per month. On March 31, 2005, the parties mutually agreed to terminate the agreement and in accordance therewith Mr. Hewitt resigned as our Chief Financial Officer.

      On April 15, 2004, we entered into an agreement to employ Ms. Dimadi as our Corporate Controller. This agreement was amended on April 6, 2005 to add the responsibilities as Acting Chief Financial Officer. Under the amended agreement, Ms. Dimadi is entitled to an annual base salary of $75,000. The agreement may be terminated by us with or without cause upon immediate notice to Ms. Dimadi. Upon termination, we will have no future financial obligations other than to fulfill what compensation has been earned by Ms. Dimadi up to the date of termination.

      On May 20, 2002, we entered into employment agreements with Dennis Vadura, our Chief Executive Officer, and Frank Wiebe, our President, Secretary and Treasurer. Each employment agreement has a five-year term and provides for an annual base salary of $115,000, with a minimum annual 10% increase (beginning in fiscal 2004) as determined by our board of directors. The agreements also provide that Messrs. Vadura and Wiebe will be entitled to participate in our management stock incentive plan as soon as reasonably practicable. Bonus compensation, if any, is to be determined by the Board of Directors or the Compensation Committee of the Board of Directors, but cannot exceed 100% of their then applicable annual salary. Under the agreements, if either Mr. Vadura or Mr. Wiebe voluntarily resign or are terminated with cause (as defined in the agreements), he will only be entitled to receive his compensation through the date of termination. If either Mr. Vadura's or Mr. Wiebe's employment is terminated by either officer for good reason (as defined in the agreements) or by us without cause, he will be entitled to a lump-sum severance payment in an amount equal to his then current annual salary and we will be required to provide all of his benefits for a twelve month period. If either Mr. Vadura or Mr. Wiebe is permanently disabled, we will pay him his then current annual salary and provide all benefits through the remainder of the calendar year and a three-month period thereafter. If either Mr. Vadura or Mr. Wiebe dies, we will pay his then current annual salary through the calendar month in which such death occurs.

Executive Consulting Agreements

      On June 10, 2005, we agreed to amend the terms of the July 2002 consulting agreement with Chester Noblett, Jr. such that his new title would be Executive Vice President and his consulting retainer fee would increase to an annual rate of $175,000 at which time the Company raises $3 million in new financing, as defined, and Texas certifies AccuPoll's voting system and we receive orders from counties within Texas. As of September 22, these criteria have not been met. We also agreed to issue Mr. Noblett options to purchase up to 3 million shares of common stock. Those options were approved in connection with the adoption of the Company's 2005 Incentive Stock Plan approved by the Board of Directors on September 22, 2005.

      On July 24, 2002, we entered into a consulting agreement with Mr. Noblett to provide sales and marketing and other operational and business development services to the Company under the title of Vice President of Sales. The agreement provides that Mr. Noblett will provide services to the Company as an independent contractor and will be compensated at a bi-weekly rate of $3,461.54 until annual sales of the Company reached $10 million. In October 2004, the Company issued 287,701 shares of restricted common stock to Mr. Noblett in the form of a bonus. The shares were valued at $0.25 per share.

Benefit Plans

      Except for the 2005 Incentive Stock Plan and the 2002 Consultant Compensation Plan described below, we do not have any pension plan, profit sharing plan, or similar plans for the benefit of our officers, directors or employees. However, we may establish such plans in the future.

      On September 22, 2005, our Board of Directors approved our 2005 Incentive Stock Plan and authorized 60 million shares of common stock for issuance of stock awards and stock options thereunder. The 2005 Incentive Stock Plan is administered by our Board of Directors. Under the plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986, as amended or which are not intended to qualify as Incentive Stock Options thereunder. The 2005 Incentive Stock Plan and the right of participants to make purchases thereunder are intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. The primary purpose of the 2005 Incentive Stock Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate such officers, directors, key employees, and other persons to serve our business, by providing them an opportunity to acquire or increase a direct proprietary interest in our operations and future success.

      On October 18, 2004, our Board of Directors approved a 2004 Incentive Stock Plan and authorized 12,500,000 shares of common stock for issuance of stock awards and stock options thereunder. On September 22, 2005, our Board of Directors approved the termination of the 2004 Incentive Stock Plan. As of September 22, 2005, no securities were granted under the 2004 Incentive Stock Plan and it had not been approved by our shareholders.

      We have a 2002 Consultant Compensation Plan which authorizes us to grant non-qualified stock options with or without stock appreciation rights (SAR's) and stock bonuses to our consultants. There are 12,000,000 shares of common stock available for grant to participants under the plan. Our board of directors determined to adopt the plan to retain and compensate employees and consultants and to provide additional incentives for employees and consultants. Shares involved in the unexercised portion of any terminated or expired option may again be available for grant, provided that to the extent any option in whole or in part is surrendered as the result of the exercise of a SAR, the shares subject to the surrendered portion of the option will no longer be available for use under the plan. The exercise price of any option issued under the plan may not be less than 85% of the fair market value of the shares on the date of grant.

Board Compensation

      Except for the 2004 Incentive Stock Plan and the 2002 Consultant Compensation Plan described above, we do not have any formal or informal arrangements or agreements to compensate our directors for services they provide as members of our Board of Directors.

Performance Graph

      The following performance graph assumes an investment of $100 on 6/30/2002 and compares the change to June 30, 2004, in the market prices of our common stock with the change a broad market index (S & P 500 - U.S.) and a Special Composite Index comprised of the following Companies: GPTX, NCR, and TRMM. We have paid no dividends. The performance of the indices is shown on a total return (dividend reinvestment) basis. The graph lines merely connect the prices on the dates indicated and do not reflect fluctuations between those dates.

                                6/30/01           6/30/02           6/30/03           6/30/04           6/30/05
                                -------           -------           -------           -------           -------
ACUP                              N/A             $100.00            $79.17           $ 84.39           $ 11.30
S&P 500                           N/A             $100.00            $98.44           $115.25           $120.36
Special Composite  *              N/A             $100.00            $79.86           $164.02           $220.87

* Includes the following three companies: GPTX, $5.95/share at 6/30/02, $4.39/share at 6/30/03, $3.70/share at 6/30/04 and $4.38 at 6/30/05; NCR,
$34.60/share at 6/30/02, $26.76/share at 6/30/03, $49.59/share at 6/30/04 and
$35.12 at 6/30/05; and TRMM, $0.85/share at 6/30/02, $1.85/share at 6/30/03,
$14.49/share at 6/30/04 and $16.82 at 6/30/05.

[LINE GRAPH OMITTED]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information, as of September 9, 2005 with respect to the beneficial ownership of the outstanding common stock by
(i) any holder of more than five (5%) percent; (ii) each of our directors and named executive officers; and (iii) our directors and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

                                                              Percentage of
                                         Common Stock          Common Stock
Name of Beneficial Owner (1)        Beneficially Owned (2)    Ownership (2)
--------------------------------------------------------------------------------
Dennis Vadura (3) (4) (5) (11)               59,426,560           23.1%
Frank Wiebe (3) (4) (6) (12)                 44,467,040           17.3%
Andrea M. Porcelli                                    0             *
Philip G. Trubey (7)                         20,464,220            7.9%
Hyde Investments LLC (8)                     23,890,830            9.3%
Livingston Investments Ltd. (9)              20,034,161            7.8%
Palisades Holdings LLC (10)                  16,675,036            6.5%
--------------------------------------------------------------------------------
All named executive officers and            124,357,820            48.3%
directors as a group (4 persons)

      *     Less than 1%.

      (1) Except as otherwise indicated, the address of each beneficial owner is c/o AccuPoll Holding Corp., 15101 Red Hill Ave. Suite # 220, Tustin, Ca 92780.

      (2) Applicable percentage ownership is based on 257,248,320 shares of common stock outstanding as of September 9, 2005, together with securities exercisable or convertible into shares of common stock within 60 days of September 9, 2005 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Securities that are currently exercisable or exercisable within 60 days of September 9, 2005 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

      (3) Includes 3,064,000 shares of common stock held by Web Tools International, Inc., a company owned and controlled by Messrs. Vadura and Mr. Wiebe.

      (4) Includes 18,400,000 shares of common stock as to which Messrs. Vadura and Wiebe have shared voting power pursuant to irrevocable proxies granted by stockholders. Messrs. Vadura and Wiebe have no economic interest in such stock.

      (5) Includes an option to purchase 2,400,000 shares at an exercise price of $.91 per share which expires on June 18, 2013; and an option to purchase 4,032,000 shares at an exercise price of $.3125 per share which expires on May 29, 2012

      (6) Includes an option to purchase 1,200,000 shares at an exercise price of $.91 per share which expires on June 18, 2013; and an option to purchase 2,016,000 shares at an exercise price of $.3125 per share which expires on May 29, 2012.

      (7) Includes 9,057,970 shares of common stock underlying warrants exercisable at $0.10 per share and assumes conversion of $300,000 debt (due October 21, 2005) at $0.10 per share into 3,000,000 shares.

      (8) Includes 22,290,803 shares to be issued in connection with Conversion and Settlement Agreement with Mutual Releases dated September 26, 2005. Shares to be issued in installments through May 2006.

      (9) Includes 20,034,161 shares to be issued in connection with Conversion and Settlement Agreement with Mutual Releases dated September 26, 2005. Shares to be issued in installments through May 2006.

      (10) Includes 16,675,036 shares to be issued in connection with Conversion and Settlement Agreement with Mutual Releases dated September 26, 2005. Shares to be issued in installments through March 2006.

      (11) Assumes conversion of $230,000 debt (extended to September 30, 2005) at $0.10 per share into 2,300,000 shares.

      (12) Assumes conversion of $30,000 debt (extended to September 30, 2005) at $0.10 per share into 300,000 shares.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended June 30, 2005.

-----------------------------------------------------------------------------------------------------------------
           Plan category              Number of securities       Weighted average        Number of securities
                                        to be issued upon       exercise price of      remaining available for
                                           exercise of         outstanding options,     future issuance under
                                      outstanding options,     warrants and rights    equity compensation plans
                                       warrants and rights                              (excluding securities
                                                                                       reflected in column (a)
-----------------------------------------------------------------------------------------------------------------
                                               (a)                      (b)                     (c)
-----------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
by security holders                            -0-                     -0-                       N/A
-----------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders               116,577,876                $0.13                   2,062,376
-----------------------------------------------------------------------------------------------------------------
Total                                      116,577,876                $0.13                   2,062,376
-----------------------------------------------------------------------------------------------------------------
Notes                                  (1) (2) (3) (4) (5)                                       (6)
-----------------------------------------------------------------------------------------------------------------

(1) Included in the total are 54,915,066 warrants issued with exercise prices between $.06 and $1.55 per share from inception through June 30, 2005, in connection with debt instruments, minus 3,312,500 of these warrants exercised into shares of common stock at prices ranging from $0.06-$0.50 per share and 5,000,000 warrants transferred to the Company pursuant to a release agreement executed in March 2005..

(2) Included in the total are 89,440,695 warrants issued with exercise prices between $.06 and $1.55 per share from inception through June 30, 2005, in connection with equity instruments, minus 45,624,314 of these warrants exercised into shares of common stock at prices between $.06 and $.35 per share.

(3) Included in the total are 7,865,551 warrants issued with exercise prices between $.06 and $.75 per share from inception through June 30, 2005, for placement agent fees, minus 631,000 of these warrants exercised into shares of common stock at prices between $.06 and $.75 per share.

(4) Included in the total are 7,598,036 warrants issued with exercise prices between $.06 and $1.54 per share from inception through June 30, 2005, for services rendered, minus 1,153,660 of these warrants exercised into shares of common stock at prices between $.08 and $.75 per share.

(5) Included in the total are 13,050,000 options issued to employees and consultants with exercise prices between $.31 and $1.54 per share from inception through June 30, 2005, for employment services, minus 550,000 of these options exercised into shares of common stock at prices between $.31 and $.75 per share and minus 20,000 options cancelled.. Such options were granted under the Plan described in Note 6 below.

(6) We have a 2002 Consultant Compensation Plan which authorizes us to grant non-qualified stock options with or without stock appreciation rights (SAR's) and stock bonuses to our consultants. There are 12,000,000 shares of common stock available for grant to participants under the plan. Our board of directors determined to adopt the plan to retain and compensate employees and consultants and to provide additional incentives for employees and consultants. Shares involved in the unexercised portion of any terminated or expired option may again be available for grant, provided that to the extent any option in whole or in part is surrendered as the result of the exercise of a SAR, the shares subject to the surrendered portion of the option will no longer be available for use under the plan. The exercise price of any option issued under the plan may not be less than 85% of the fair market value of the shares on the date of grant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In April 2002, we entered into a Master Services Agreement whereby Web Tools International, Inc. (WTI) provided substantially all non-production services related to the manufacture of our voting system. Under the agreement we were charged hourly rates for WTI's employees who worked on developing the computer software for the Company's Voting System. In addition, we reimbursed WTI for all reimbursable expenses, as defined in the agreement. We were not charged for the use of the office space or fixed assets of WTI. All overhead related charges were included in the basic hourly rates charged to us by WTI. The agreement expired on March 31, 2004. All ideas, inventions, concepts, know-how, methods, methodologies, processes, algorithms, techniques, compilations, software and other works of authorship of any nature created or developed by WTI during the course of performance of the agreement are our exclusive property. WTI is owned and operated by Dennis Vadura and Frank Wiebe. Mr. Vadura is our Chief Executive Officer, a director and stockholder. Mr. Wiebe is our President, Treasurer, Secretary, a director and a stockholder. During the fiscal year ended June 30, 2004, WTI invoiced approximately $1,450,000 to us under the terms of the agreement, of which approximately $1,487,000 remained due and payable as of June 30, 2004. Our management believes the terms of this agreement are at least as favorable as could be obtained from unrelated third parties.

      From January 2002 to June 30, 2004, Andreea M. Porcelli, a member of our board of directors, has assisted us in the placement of our securities offerings in Europe. In connection with these services, Continental Advisors S.A. received $640,000 in cash and warrants to purchase an aggregate of 2,232,752 shares of our common stock at exercise prices ranging from $0.10 to $0.1224 per share. The payments to Montalcino Ltd, Southampton Ltd. and Continental SA were pursuant to agreements between those companies and Continental Advisors Srl. Ms. Porcelli is one of three associates of Continental Advisors Srl. Continental Advisors Srl received approximately 60% of the cash and warrants and the balance was paid to Montalcino Ltd., Southampton Ltd. and Continental SA for their services in connection with the private placements. In connection with private placements of our securities in Europe during the fiscal year ended June 30, 2005, Continental Advisors Srl received $112,000 in cash and warrants to purchase an aggregate of 1,187,000 shares of our common stock with an exercise price of $0.10 per share.

      From June 2005 to present, Continental Advisors S.A. (Lux..) acted as placement agent in connection with the sale of shares of our Series A Preferred Stock and warrants. In consideration for its services as placement agent, we agreed to pay Continental Advisors S.A. an amount in cash equal to 10% of the aggregate gross proceeds received by us and to issue Continental Advisors S.A. warrants to purchase such number of shares of common stock equal to 10% of aggregate gross proceeds. Ms. Porcelli, is a consultant for Continental Advisors S.A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

      The aggregate fees incurred for professional services rendered by our principal accountants for the audit of our financial statements, the reviews of our annual report on Form 10-K, the review of our unaudited financial statements included in our quarterly reports filed with the Securities and Exchange Commission, and for other services normally provided in connection with statutory filings approximated $107,000 and $137,000 for the years ended June 30, 2005 and 2004, respectively.

AUDIT-RELATED FEES

      We incurred fees of approximately $50,000 and $11,000 for the years ended June 30, 2005 and 2004, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees."

TAX FEES

      The aggregate fees incurred for professional services rendered by our principal accountants for tax compliance were approximately $6,000 and $6,000, for the years ended June 30, 2005 and 2004, respectively.

ALL OTHER FEES

      We did not incur any fees for other professional services rendered by our principal accountants during the years ended June 30, 2005 and 2004.

AUDIT COMMITTEE PRE-APPROVAL POLICIES

      The board of directors acts as the audit committee, and consults with respect to audit policy, choice of auditors, and approval of out of the ordinary financial transactions.

                                     PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial statements and financial statement schedules that have been omitted are not required.

(a) FINANCIAL STATEMENT SCHEDULES. The information required by this Item is either not applicable, included in the notes to consolidated financial statements, or is not significant.

(b) Exhibits.

 Exhibit
 Number                                   Description
----------     -----------------------------------------------------------------

3.1 Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 29, 2005)

4.1 Subscription Agreement, dated September 8, 2004 (Incorporated by reference from Exhibit 4.1 to Form 8-K, filed September 17, 2004)

4.2            Schedules to September 8, 2004 Subscription Agreement

4.3 Form of Legal Opinion in connection with September 8, 2004 Subscription Agreement

4.4 Form of Common Stock Purchase Warrant A (Incorporated by reference from Exhibit 4.2 to Form 8-K, filed September 17, 2004)

4.5 Form of Common Stock Purchase Warrant B (Incorporated by reference from Exhibit 4.3 to Form 8-K, filed September 17, 2004)

4.6 Form of Common Stock Purchase Warrant C (Incorporated by reference from Exhibit 4.4 to Form 8-K, filed September 17, 2004)

4.7            Form of Placement Agent Warrant (Incorporated by reference from
               Exhibit 4.5 to Form 8-K, filed September 17, 2004)

4.8            Form of Funds Escrow Agreement (Incorporated by reference from
               Exhibit 4.6 to Form 8-K, filed September 17, 2004)

4.9 Subscription Agreement, dated November 4, 2004 (Incorporated by reference from Exhibit 4.1 to Form 8-K, filed November 10, 2004)

4.10           Schedules to November 4, 2004 Subscription Agreement

4.11 Form of Legal Opinion in connection with November 4, 2004 Subscription Agreement

4.12 Form of Common Stock Purchase Warrant A (Incorporated by reference from Exhibit 4.1 to Form 8-K, filed November 10, 2004)

4.13 Form of Common Stock Purchase Warrant B (Incorporated by reference from Exhibit 4.1 to Form 8-K, filed November 10, 2004)

4.14 Form of Common Stock Purchase Warrant C (Incorporated by reference from Exhibit 4.1 to Form 8-K, filed November 10, 2004)

4.15           Form of Placement Agent Warrant (Incorporated by reference from
               Exhibit 4.1 to Form 8-K, filed November 10, 2004)

4.16           Form of Funds Escrow Agreement (Incorporated by reference from
               Exhibit 4.1 to Form 8-K, filed November 10, 2004)

4.17           Amendment No. 4 to Debenture held by Palisades Capital, LLC

4.18           Amendment No. 4 to Debenture held by Hyde Investments, Ltd.

4.19           Amendment No. 4 to Debenture held by Livingston Investments, Ltd.

4.20 Letter Agreement dated July 29, 2005 (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 18, 2005)

4.21 Securities Purchase Agreement dated as of July 28, 2005 by and among AccuPoll Holding Corp. and the purchasers identified on the signature pages thereto (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 18, 2005)

4.22 Securities Purchase Agreement dated as of June 22, 2005 by and among AccuPoll Holding Corp. and the purchasers identified on the signature pages thereto (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 29, 2005)

4.23 Disclosure Schedules to Securities Purchase Agreement dated as of June 22, 2005 by and among AccuPoll Holding Corp. and the purchasers identified on the signature pages thereto (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 29, 2005)

4.24 Form of Legal Opinion (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 29, 2005)

4.25 Form of Common Stock Purchase Warrant with exercise price of $0.10 per share (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 29,
               2005)

4.26 Form of Common Stock Purchase Warrant with exercise price of $0.125 per share (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 29,
               2005)

4.27 Form of Registration Rights Agreement among AccuPoll Holding Corp. and the purchasers signatory thereto (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 29, 2005)

4.28 Form of Escrow Agreement (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 29, 2005)

9.1 Proxy in favor of Dennis Vadura and Frank Wiebe from Picasso, LLC (Incorporated by reference from Exhibit 10.9 to the Form 10-KSB for the fiscal year ended June 30, 2002, filed October 7, 2002)

9.2 Proxy in favor of Dennis Vadura and Frank Wiebe from ViperTrust (Incorporated by reference from Exhibit 10.10 to the Form 10-KSB for the fiscal year ended June 30, 2002, filed October 7, 2002)

9.3 Proxy in favor of Dennis Vadura and Frank Wiebe from Aramis Investment, LLC (Incorporated by reference from Exhibit 9.3 to Form 10-KSB/A for the fiscal year ended June 30, 2003, filed June 8, 2004)

9.4 Proxy in favor of Dennis Vadura and Frank Wiebe from The Glacier Trust (Incorporated by reference from Exhibit 9.4 to Form 10-KSB/A for the fiscal year ended June 30, 2003, filed June 8,
               2004)

9.5 Proxy in favor of Dennis Vadura and Frank Wiebe from Morpheus Trust (Incorporated by reference from Exhibit 9.5 to Form 10-KSB/A for the fiscal year ended June 30, 2003, filed June 8,
               2004)

10.1 Teaming Agreement dated July 9, 2004, by and between AccuPoll, Inc. and Alternative Resources Corporation (Incorporated by reference from Exhibit 10.12 to Form 10-K for the fiscal year ended June 30, 2004, filed September 28, 2004)

10.2 Exclusive Supply Agreement dated December 20, 2001 by and between Source Technologies, Inc. and AccuPoll, Inc. (Certain redacted portions of this Agreement are the subject of a pending request for confidential treatment)

10.3 General Release and Settlement Agreement entered into March 1, 2005 by and between GCH Capital, Ltd., Livingston Investments, Ltd., Hyde Investments, Ltd, Palisades Capital, LLC and AccuPoll Holding Corp.

10.4 Conversion and Settlement Agreement With Mutual Releases dated September 26, 2005, by and between AccuPoll Holding Corp, AccuPoll, Inc., Dennis Vadura, Corporate Legal Services, LLP, Palisades Capital, LLC, Hyde Investments, LLC, Livingston Investments, Ltd. and GCH Capital, Ltd.

10.5 Registration Rights Agreement dated as of September 26, 2005, by and among AccuPoll Holding Corp., Palisades Capital, LLC, Hyde Investments, LLC and Livingston Investments, Ltd.

10.6 Employment Agreement of Diana Dimadi dated April 15, 2004 (Incorporated by reference from Exhibit 10.1 to Form 8-K filed April 6, 2005)

10.7 Amendment to Employment Agreement of Diana Dimadi dated April 6, 2005 (Incorporated by reference from Exhibit 10.2 to Form 8-K filed April 6, 2005)

10.8 Office Lease Agreement dated December 18, 2002 by and between Loutex Amarillo, LP and AccuPoll, Inc.

10.9           2004 Incentive Stock Plan

10.10          2005 Incentive Stock Plan

14.1 Code of Ethics (Incorporated by reference from Exhibit 14.1 to Form 10-K for the fiscal year ended June 30, 2004, filed September 28, 2004)

21.1           List of Subsidiaries

31.1 Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2 Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1 Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2 Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ACCUPOLL HOLDING CORP.

Dated:   September 28, 2005         By:   /s/ William E. Nixon
                                          --------------------------------------
                                          William E. Nixon,
                                          President and Chief Executive Officer

Dated:   September 28, 2005         By:   /s/ Diana Dimadi
                                          --------------------------------------
                                          Diana Dimadi,
                                          Chief Financial Officer and Principal
                                          Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                       DATE
---------                        -----                       ----

/s/ Dennis Vadura                Chairman of the Board       September 28, 2005
-------------------------
Dennis Vadura

/s/ Frank J. Wiebe               Director                    September 28, 2005
-------------------------
Frank J. Wiebe

/s/ William E. Nixon             Director                    September 28, 2005
-------------------------
William E. Nixon

/s/ Andreea M. Porcelli          Director                    September 28, 2005
-------------------------
Andreea M. Porcelli

/s/ Philip G. Trubey             Director                    September 28, 2005
-------------------------
Philip G. Trubey

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                      Page
Index to financial statements..........................................................................F-1

Management's Report on Internal Controls over Financial Reporting......................................F-2

Report of Independent Registered Public Accounting Firm over Internal
   Control over Financial Reporting....................................................................F-5

Report of Independent Independent Registered Public Accounting Firm....................................F-7

Consolidated Balance Sheets at June 30, 2005 and 2004..................................................F-8

Consolidated Statements of Operations for the years ended June 30, 2005, 2004 and 2003.................F-9

Consolidated Statements of Stockholders' Deficit for the years ended June 30, 2005, 2004 and 2003.....F-10

Consolidated Statements of Cash Flows for the years ended June 30, 2005, 2004 and 2003................F-13

Notes to consolidated financial statements............................................................F-15

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
AccuPoll Holding Corp.

We prepared and are responsible for the consolidated financial statements that appear in our Annual Report. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), and therefore, include amounts based on informed judgments and estimates. We also accept responsibility for the preparation of other financial information that is included in this document.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

As of the end of the year ended June 30, 2005, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting. Management participated in a review and analysis of our internal controls over financial reporting for Sarbanes-Oxley compliance. As part of that review, management used the criteria established in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that review and analysis, our management concluded that we had material weaknesses in internal controls over financial reporting attributable to insufficient resources in financial reporting and accounting departments and a lack of formalized procedures, ineffective corporate governance, segregation of duties in accounting functions and and lack of adequate controls over our management information systems and inadequately designed controls over accounting and financial reporting, as more fully described below. Because of the foregoing material weaknesses, management concluded that our internal control over financial reporting was not effective as of June 30, 2005 based on the criteria established in COSO.

Material Weaknesses

Insufficient resources and procedures in accounting and financial reporting functions

Management determined that the Company has insufficient staffing in the financial reporting and accounting departments regarding the specialized knowledge and expertise in GAAP to prevent errors in financial reporting and related disclosures, and to comply with accounting pronouncements. In addition, the Company has insufficient formal disciplines and procedures in place to provide appropriate review of accounting schedules, analyses, reconciliations, assumptions and estimates used in preparation of financial statements and disclosures. The lack of adequate resources and procedures prevents (i) adequate interpretation and monitoring of recent or relevant financial accounting standards, (ii) adequate preparation and review of accounting analyses and reconciliations, and (iii) adequate preparation and review of required disclosures.

Segregation of duties

Management determined that the Company has inadequate segregation of duties and functions to provide appropriate separation of incompatible roles and responsibilities in order to support prevention and detection of misstatements in the financial statements and disclosures, inappropriate transactions, misuse of assets, or fraud.

Formal corporate governance structure

Management concluded that the Company has insufficient or lacking formal governance procedures and structures. The insufficient or lacking procedures and structures include, but are not limited to, (i) a failure to authorize and empower standing committees of the Board, including an audit committee and a compensation committee, (ii) a failure to approve governance structures including charters, delegations of authority, codes of ethics and appropriate conduct for officers and directors, controls regarding conflicts of interest, definition of roles and responsibilities, approval of budgets, and (iii) a lack of an internal audit function.

Systems access

Management has determined that the Company as inadequate controls over network access and software application access. These related controls include the a) review and approval of initial network access and software application access to new employees, b) the removal of network access and software application access to terminating employees, c) the routine review of network access and software application rights of all employees to insure that evolving access rights have not created segregation of duties conflicts and that each employee's current access is consistent with current job responsibilities requirements, and d) circumvention of network access and software application access controls.

Remediation Plan

Management plans to recruit and retain additional qualified staff and/or resources in the accounting and financial reporting functions. These staff and/or resources will monitor and interpret financial accounting standards, develop and maintain financial reporting policies and procedures, develop position papers on relevant accounting pronouncements and oversee the Company's filings and compliance with GAAP and SEC regulations.

Formal policies and procedures in the accounting department will be expanded, documented and implemented. These procedures will include the utilization of checklists and review procedures, development and implementation of additional analyses and reconciliations, utilization of project management tools, and monitoring of control compliance.

The accounting department, as deemed necessary, will be expanded and/or realigned to provide appropriate segregation of duties and supervisory reviews.

We will enhance our existing corporate governance structure with the creation of an audit committee and a compensation committee. The board of directors will approve appropriate charters for such committees. In addition, the board of directors plans to approve appropriate delegation of authority documents, codes of ethics, and codes of appropriate conduct.

An internal audit function will be developed to perform periodic reviews to evaluate adherence to formalized procedures and controls over the financial reporting processes performed by the Company.

Management will continue to evaluate cost effective improvements to the existing network access and software application access controls in the management information system area.

/s/ Dennis Vadura
---------------------------------------
Dennis Vadura
Chairman of the Board

/s/ William E. Nixon
---------------------------------------
William E. Nixon
President and Chief Executive Officer

/s/ Diana Dimadi
---------------------------------------
Diana Dimadi
Chief Financial Officer

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM OVER
                    INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of AccuPoll Holding Corp.

      We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that AccuPoll Holding Corp and subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of June 30, 2005, because of the effect of the material weaknesses identified in management's assessment based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:

      1. The Company has insufficient staffing in the financial reporting and accounting departments regarding the specialized knowledge and expertise in GAAP to prevent errors in financial reporting and related disclosures, and to comply with accounting pronouncements. In addition, the Company has insufficient formal disciplines and procedures in place to provide appropriate review of accounting schedules, analyses, reconciliations, assumptions and estimates used in preparation of financial statements and disclosures. The lack of adequate resources and procedures prevents (i) adequate interpretation and monitoring of recent or relevant financial accounting standards, (ii) adequate preparation and review of accounting analyses and reconciliations, and (iii) adequate preparation and review of required disclosures.

      2. The Company has inadequate segregation of duties and functions to provide appropriate separation of incompatible roles and responsibilities in order to support prevention and detection of misstatements in the financial statements and disclosures, inappropriate transactions, misuse of assets, or fraud.

      3. The Company has insufficient or lacking formal governance procedures and structures. The insufficient or lacking procedures and structures include, but are not limited to, (i) a failure to authorize and empower standing committees of the Board, including an audit committee and a compensation committee, (ii) a failure to approve governance structures including charters, delegations of authority, codes of ethics and appropriate conduct for officers and directors, controls regarding conflicts of interest, definition of roles and responsibilities, approval of budgets, and (iii) a lack of an internal audit function.

      4. The Company has inadequate controls over network access and software application access. These related controls include the (i) review and approval of initial network access and software application access to new employees, (ii) the removal of network access and software application access to terminating employees, (iii) the routine review of network access and software application rights of all employees to insure that evolving access rights have not created segregation of duties conflicts and that each employee's current access is consistent with current job responsibilities requirements, and d) circumvention of network access and software application access controls.

      These deficiencies were concluded to be material weaknesses due to (i) the significance of the misstatements identified, (ii) the absence of other controls to prevent or detect the misstatements, and (iii) the potential pervasiveness of the impact of the deficiencies on other significant account balances and disclosures. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2005, of the Company, and this report does not effect our report on such consolidated financial statements.

      In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We do not express an opinion or any other form of assurance on management's statement referring to the remediation activities it plans to undertake or the costs and related benefits of implementing new controls.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of June 30, 2005 and 2004 and for each of the years in the three year period ended June 30, 2005, of the Company and our report dated September 27, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ SQUAR, MILNER, REEHL & WILLIAMSON, LLP

Newport Beach, California
September 27, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
AccuPoll Holding Corp.

We have audited the accompanying consolidated balance sheets of AccuPoll Holding Corp. and subsidiaries ("the "Company") as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows in each of the years in the three year period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AccuPoll Holding Corp. and subsidiaries as of June 30, 2005 and 2004, and the consolidated results of their operations and their cash flows in each of the years in the three year period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has losses from operations through June 30, 2005 and an accumulated deficit of approximately $34.5 million at that date, negative working capital at June 30, 2005 approximating $4.4 million and a lack of operational history. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of June 30, 2005 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 27, 2005 expressed an unqualified opinion on management's assessment of the lack of effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of the existence of material weaknesses.

/s/ SQUAR, MILNER, REEHL & WILLIAMSON, LLP
------------------------------------------
SQUAR, MILNER, REEHL & WILLIAMSON, LLP
NEWPORT BEACH, CALIFORNIA

SEPTEMBER 27, 2005

                             ACCUPOLL HOLDING CORP.
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 2005 and 2004

                                                                            2005             2004
                                                                       ------------      ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $         --      $    113,789
  Inventory                                                                 275,243            16,269
  Prepaid expenses and other current assets                                 276,172           131,700
  Assets of discontinued operations                                          27,497           279,316
                                                                       ------------      ------------
         Total Current Assets                                               578,912           541,074

PROPERTY & EQUIPMENT, net                                                    14,038            10,258
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net                                 797,652         2,544,207
OTHER ASSETS                                                                 28,381            27,488
                                                                       ------------      ------------

         TOTAL ASSETS                                                  $  1,418,983      $  3,123,027
                                                                       ============      ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Cash overdraft                                                       $     56,357      $         --
  Accounts payable and accrued expenses                                   1,745,158         1,515,550
  Related party payable                                                   1,420,210         1,228,070
  Notes and accrued interest to related parties                             416,250                --
  Notes payable                                                              15,000            30,000
  Convertible debt, net of discount                                         626,125         3,304,600
  Put liability related to warrant issuance                                 163,760           163,760
  Liabilities of discontinued operations                                    543,786         1,110,148
                                                                       ------------      ------------
         Total Current Liabilities                                        4,986,646         7,352,128

EQUITY INSTRUMENTS SUBJECT TO RESCISSION                                  1,415,000         6,200,000

CONVERTIBLE DEBT, including accrued interest of $115,325                  3,541,571                --

COMMITMENTS AND CONTINGENCIES                                                    --                --

CONVERTIBLE SERIES A REDEEMABLE PREFERRED
  STOCK, $0.01 par value, 80,000 shares authorized; 3,100 and zero shares outstanding at June 30, 2005 and 2004, respectively;
  preference on liquidation of $100 per share                               310,000                --

STOCKHOLDERS' DEFICIT
  Common stock, par value of $0.001, 600,0000,000 shares
  authorized; 235,591,757 and 158,482,171 shares issued and
  outstanding at June 30, 2005 and 2004, respectively                       235,592           158,482
  Additional paid-in capital                                             25,448,544        12,046,817
  Subscription receivable                                                   (60,000)               --
  Accumulated Deficit                                                   (34,458,370)      (22,634,400)
                                                                       ------------      ------------
         Total Stockholders' Deficit                                     (8,834,234)      (10,429,101)
                                                                       ------------      ------------

         TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND
         STOCKHOLDERS' DEFICIT                                         $  1,418,983      $  3,123,027
                                                                       ============      ============

        SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

                             ACCUPOLL HOLDING CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    Years Ended June 30, 2005, 2004, and 2003

                                                                                                   2003
                                                              2005               2004          (as restated)
                                                         -------------      -------------      -------------
NET SALES                                                $      17,416      $          --      $          --

COST OF SALES                                                   17,886                 --                 --
                                                         -------------      -------------      -------------

GROSS LOSS                                                        (470)                --                 --

EXPENSES
  General and administrative                                 2,466,929          2,047,089          1,054,390
  Professional fees                                          3,038,453          4,264,156          3,764,277
  Interest                                                   2,173,721          4,406,237             29,900
  Amortization of software costs                             2,763,874            231,292                 --
  Loss on disposal of investment                                    --          1,200,000                 --
                                                         -------------      -------------      -------------
                                                            10,442,977         12,148,774          4,848,567
                                                         -------------      -------------      -------------
NET LOSS FROM CONTINUING OPERATIONS                        (10,443,447)       (12,148,774)        (4,848,567)

DISCONTINUED OPERATIONS

  Net loss from discontinued operations                     (1,270,523)        (3,230,479)                --
                                                         -------------      -------------      -------------

NET LOSS                                                 $ (11,713,970)     $ (15,379,253)     $  (4,848,567)
                                                         =============      =============      =============

Basic and diluted loss per share
  Continuing operations                                  $       (0.05)     $       (0.09)     $       (0.05)


  Discontinued operations                                        (0.01)             (0.03)                --
                                                         -------------      -------------      -------------

  Net loss                                               $       (0.06)     $       (0.12)     $       (0.05)
                                                         =============      =============      =============

Weighted average number of common shares outstanding       207,458,783        130,782,481        106,687,447
                                                         =============      =============      =============

        SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

                             ACCUPOLL HOLDING CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                    Years Ended June, 30 2005, 2004 and 2003

                                                                                                  Common
                                                                         Common Stock              Stock       Additional
                                                                   --------------------------   Subscription    Paid-in
                                                                      Shares        Amount       Receivable     Capital
                                                                   ------------  ------------  ------------   ------------
Balance at June 30, 2002 (as restated)                              102,797,408  $    102,797  $    (12,500)  $  1,990,125

Issuance of common stock for services                                   448,764           450            --        497,140
Issuance of common stock in connection with cashless exercise of
  warrants                                                              208,540           209            --           (209)
Proceeds from the issuance of common stock in connection with the
  exercise of warrants                                                4,185,346         4,185            --        468,869
Proceeds from the issuance of common stock for cash                   5,305,905         5,305            --        823,327
Commissions and costs paid for fund raising activity                         --            --            --       (281,944)
Beneficial conversion feature in connection with the issuance of
  convertible debt                                                           --            --            --         50,000
Estimated fair value of warrants granted in connection with the
  issuance of notes payable                                                  --            --            --         20,000
Estimated fair value of warrants granted for services                        --            --            --      1,839,000
Estimated fair value of options granted for services                         --            --            --        273,084
Liability incurred in connection with the issuance of warrants               --            --            --       (113,750)
Equity instruments subject to rescission                                     --            --            --     (3,185,309)
Interest on equity instruments subject to rescission                         --            --            --       (157,753)
Write-off of subscription receivable                                         --            --        12,500             --

Net loss                                                                     --            --            --             --
                                                                   ------------  ------------  ------------   ------------

Balance at June 30, 2003 (restated)                                 112,945,963  $    112,946  $         --   $  2,222,580
                                                                   ============  ============  ============   ============

                                                                                       Total
                                                                    Accumulated    Stockholders'
                                                                      Deficit         Deficit
                                                                   ------------   ------------
Balance at June 30, 2002 (as restated)                             $ (2,406,580)  $   (326,158)

Issuance of common stock for services                                        --        497,590
Issuance of common stock in connection with cashless exercise of
  warrants                                                                   --             --
Proceeds from the issuance of common stock in connection with the
  exercise of warrants                                                       --        473,054
Proceeds from the issuance of common stock for cash                          --        828,632
Commissions and costs paid for fund raising activity                         --       (281,944)
Beneficial conversion feature in connection with the issuance of
  convertible debt                                                           --         50,000
Estimated fair value of warrants granted in connection with the
  issuance of notes payable                                                  --         20,000
Estimated fair value of warrants granted for services                        --      1,839,000
Estimated fair value of options granted for services                         --        273,084
Liability incurred in connection with the issuance of warrants               --       (113,750)
Equity instruments subject to rescission                                     --     (3,185,309)
Interest on equity instruments subject to rescission                         --       (157,753)
Write-off of subscription receivable                                         --         12,500

Net loss                                                             (4,848,567)    (4,848,567)
                                                                   ------------   ------------

Balance at June 30, 2003 (restated)                                $ (7,255,147)  $ (4,919,621)
                                                                   ============   ============

....continued

        SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

                             ACCUPOLL HOLDING CORP.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT, Continued

                    Years Ended June, 30 2005, 2004 and 2003

                                                                         Common Stock              Stock       Additional
                                                                   --------------------------   Subscription    Paid-in
                                                                      Shares        Amount       Receivable     Capital
                                                                   ------------  ------------  ------------   ------------
Balance at June 30, 2003 (restated), brought forward                112,945,963  $    112,946  $         --  $  2,222,580

Issuance of common stock for services                                    35,000            35            --        34,915
Issuance of common stock in connection with cashless exercise of
  options                                                             6,030,307         6,030            --        (6,030)
Issuance of common stock in connection with the conversion of
  convertible debt and accrued interest                               3,881,250         3,881            --       772,369
Proceeds from the issuance of common stock in connection with the
  exercise of warrants                                               20,502,794        20,503            --     3,778,113
Proceeds from the issuance of common stock for cash                   6,553,857         6,554            --       799,518
Commissions and costs paid for fund raising activity                         --            --            --      (277,000)
Beneficial conversion feature in connection with the issuance of
  convertible debt                                                           --            --            --     3,641,800
Estimated fair value of warrants granted in connection with the
  issuance of convertible debt                                               --            --            --       362,800
Estimated fair value of warrants granted for services                        --            --            --       786,000
Liability incurred in connection with the issuance of warrants               --            --            --       (50,010)
Acquisition of Z prompt                                               8,533,000         8,533            --     1,804,729
Equity instruments subject to rescission                                     --            --            --    (1,500,967)
Interest on equity instruments subject to rescission                         --            --            --      (322,000)

Net loss                                                                     --            --            --            --
                                                                   ------------  ------------  ------------  ------------

Balance at June 30, 2004                                            158,482,171  $    158,482  $         --  $ 12,046,817
                                                                   ============  ============  ============  ============

                                                                                        Total
                                                                     Accumulated    Stockholders'
                                                                       Deficit         Deficit
                                                                    ------------   ------------
Balance at June 30, 2003 (restated), brought forward               $ (7,255,147)  $ (4,919,621)

Issuance of common stock for services                                        --         34,950
Issuance of common stock in connection with cashless exercise of
  options                                                                    --             --
Issuance of common stock in connection with the conversion of
  convertible debt and accrued interest                                      --        776,250
Proceeds from the issuance of common stock in connection with the
  exercise of warrants                                                       --      3,798,616
Proceeds from the issuance of common stock for cash                          --        806,072
Commissions and costs paid for fund raising activity                         --       (277,000)
Beneficial conversion feature in connection with the issuance of
  convertible debt                                                           --      3,641,800
Estimated fair value of warrants granted in connection with the
  issuance of convertible debt                                               --        362,800
Estimated fair value of warrants granted for services                        --        786,000
Liability incurred in connection with the issuance of warrants               --        (50,010)
Acquisition of Z prompt                                                      --      1,813,262
Equity instruments subject to rescission                                     --     (1,500,967)
Interest on equity instruments subject to rescission                         --       (322,000)

Net loss                                                            (15,379,253)   (15,379,253)
                                                                   ------------   ------------

Balance at June 30, 2004                                           $(22,634,400)  $(10,429,101)
                                                                   ============   ============

....continued

        SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

                             ACCUPOLL HOLDING CORP.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT, Continued

                    Years Ended June, 30 2005, 2004 and 2003

                                                                         Common Stock               Stock       Additional
                                                                   --------------------------    Subscription    Paid-in
                                                                      Shares        Amount        Receivable     Capital
                                                                   ------------  ------------   ------------   ------------

Balance at June 30, 2004, brought forward                           158,482,171   $    158,482   $         --   $ 12,046,817

Issuance of common stock for services                                 5,427,701          5,427             --        553,498
Issuance of common stock in connection with cashless exercise of
  warrants                                                           19,637,978         19,638             --        (19,638)
Issuance of common stock in connection with the conversion of
  convertible debt and accrued interest                              14,104,714         14,105             --        912,395
Proceeds from the issuance of common stock in connection with the
  exercise of warrants                                                1,418,666          1,419             --        223,581
Proceeds from the issuance of common stock for cash                  35,111,738         35,112        (60,000)     3,281,181
Commissions and costs paid for fund raising activity                         --             --             --       (587,002)
Beneficial conversion feature in connection with the issuance of
  convertible debt                                                           --             --             --      1,544,245
Estimated fair value of warrants granted for services                        --             --             --      2,559,867
Issuance upon settlement of litigation                                1,508,789          1,509        148,500             --
Cancellation of shares issued in prior year                            (100,000)          (100)            --            100
Equity instruments previously subject to rescission                          --             --             --      4,785,000
Imputed dividend on preferred stock issuance                                 --             --             --             --

Net loss                                                                     --             --             --             --
                                                                   ------------   ------------   ------------   ------------

Balance at June 30, 2005                                            235,591,757   $    235,592   $    (60,000)  $ 25,448,544
                                                                   ============   ============   ============   ============

                                                                                       Total
                                                                    Accumulated    Stockholders'
                                                                      Deficit         Deficit
                                                                   ------------   ------------

Balance at June 30, 2004, brought forward                           $(22,634,400)  $(10,429,101)

Issuance of common stock for services                                         --        558,925
Issuance of common stock in connection with cashless exercise of
  warrants                                                                    --             --
Issuance of common stock in connection with the conversion of
  convertible debt and accrued interest                                       --        926,500
Proceeds from the issuance of common stock in connection with the
  exercise of warrants                                                        --        225,000
Proceeds from the issuance of common stock for cash                           --      3,256,293
Commissions and costs paid for fund raising activity                          --       (587,002)
Beneficial conversion feature in connection with the issuance of
  convertible debt                                                            --      1,544,245
Estimated fair value of warrants granted for services                         --      2,559,867
Issuance upon settlement of litigation                                   150,009
Cancellation of shares issued in prior year                                   --             --
Equity instruments previously subject to rescission                           --      4,785,000
Imputed dividend on preferred stock issuance                            (110,000)      (110,000)

Net loss                                                             (11,713,970)   (11,713,970)
                                                                    ------------   ------------

Balance at June 30, 2005                                            $(34,458,370)  $ (8,834,234)
                                                                    ============   ============

        SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

                             ACCUPOLL HOLDING CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Years Ended June 30, 2005, 2004 and 2003

                                                                                                  2003
                                                              2005              2004          (as restated)
                                                          ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations                       $(10,443,447)     $(12,148,774)     $ (4,848,567)
Adjustments to reconcile net loss from continuing
  operations to net cash used in operating activities
    Depreciation and amortization                            2,769,685           231,769                --
    Loss on disposal of fixed assets                             3,162               400                --
    Estimated fair value of warrants granted in
      connection with notes payable                                 --                --            20,000
    Estimated fair value of options and warrants
      granted for services                                   2,559,867           786,000         2,112,084
    Estimated fair value of common stock issued for
      services                                                 708,935            34,950           497,590
    Amortization of estimated fair value of warrants
      granted and beneficial conversion feature in
      connection with the issuance of convertible
      notes payable                                          1,377,371         4,054,600                --
    Convertible debt issued for services                       323,658         1,276,000                --
    Loss on disposal of investment                                  --         1,200,000                --
    Write off of subscription receivable                            --                --            12,500
    Write off of prepaid consulting                                 --                --           286,000
    Changes in operating assets and liabilities:
      Inventories                                             (258,974)          (16,269)               --
      Prepaid Expenses                                        (144,472)         (129,200)           (2,500)
      Other Assets                                                (893)          117,960                --
      Accounts payable and accrued expenses                    864,920           448,105           755,211
      Related party payables                                   192,140           355,130            10,000

      Increase in software development costs                (1,017,319)       (1,371,600)         (530,013)
                                                          ------------      ------------      ------------
Net cash used in continuing operations                      (3,065,367)       (5,160,929)       (1,687,695)
                                                          ------------      ------------      ------------
  Net loss from discontinued operations                     (1,270,523)       (3,230,479)               --
  Changes in net assets and liabilities of                          --                --                --
    discontinued operations                                   (314,543)        2,641,726                --
                                                          ------------      ------------      ------------

Net cash used in discontinued operations                    (1,585,066)         (588,753)               --
                                                          ------------      ------------      ------------

Net cash used in operating activities                       (4,650,433)       (5,749,682)       (1,687,695)
                                                          ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in deferred acquisition costs                              --                --          (144,206)
Purchases of property and equipment                            (12,753)          (11,135)               --
Proceeds from related party note receivable                         --                --           300,000

Cash of acquired entity                                             --             2,368                --
                                                          ------------      ------------      ------------

Net cash (used in) provided by investing activities            (12,753)           (8,767)          155,794
                                                          ------------      ------------      ------------

....continued

        SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

                             ACCUPOLL HOLDING CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                    Years Ended June 30, 2005, 2004 and 2003

                                                                                                   2003
                                                               2005              2004          (as restated)
                                                           ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable to related
  parties                                                       416,250           210,950           175,000
Principal payments of notes payable to related parties               --          (195,000)               --
Proceeds from issuance of convertible notes payable           1,200,000         1,528,600            50,000
Principal payments of convertible notes payable                (312,500)               --                --
Principal payments of notes payable                             (15,000)               --                --
Proceeds from issuance of preferred stock                       310,000                --                --
Proceeds from issuance of common stock                        2,669,290           806,072           546,688
Proceeds from issuance of commons stock upon exercise
  of warrants, net                                              225,000         3,521,616           473,057
                                                           ------------      ------------      ------------

Net cash provided by financing activities                     4,493,040         5,872,238         1,244,742
                                                           ------------      ------------      ------------

Net increase (decrease) in cash                                (170,146)          113,789          (287,159)
  Cash at beginning of period                                   113,789                --           287,159
                                                           ------------      ------------      ------------
  Cash (overdraft) at end of period                        $    (56,357)     $    113,789      $         --
                                                           ============      ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the year for interest                   $         --      $         --      $         --
                                                           ============      ============      ============
  Cash paid during the year for income taxes               $      3,318      $        800      $        800
                                                           ============      ============      ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

Non-cash financing and investing activities consist of the following:

                                                                                                2003
                                                              2005             2004         (as restated)
                                                          ------------     ------------     ------------
Fair value of beneficial conversion feature with
  convertible debt                                        $  1,389,245     $  3,641,800     $     50,000
                                                          ============     ============     ============
Change in equity instruments subject to rescission        $ (4,785,000)    $  1,822,967     $  3,343,062
                                                          ============     ============     ============
Convertible debt issued in settlement of accrued
  interest                                                $    519,987     $         --     $         --
                                                          ============     ============     ============
Common stock issued upon debt conversion                  $    926,500     $    776,250     $         --
                                                          ============     ============     ============
Issuance of common stock for acquisition of Z prompt,
  Inc                                                     $         --     $  1,813,262     $         --
                                                          ============     ============     ============
Imputed dividend on convertible redeemable preferred
  stock                                                   $    110,000     $         --     $         --
                                                          ============     ============     ============
Liability incurred in connection with issuance of
  warrants                                                $         --     $     50,010     $    113,750
                                                          ============     ============     ============
Fair value of warrant issued with convertible debt        $     45,000     $    362,800     $     20,000
                                                          ============     ============     ============
Write-off of subscription receivable                      $         --     $         --     $     12,500
                                                          ============     ============     ============
Par value of common stock issued with cashless
  exercise of warrants and options                        $     19,538     $      6,030     $        209
                                                          ============     ============     ============

        SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

AccuPoll Holding Corp.
Notes to Consolidated Financial Statements June 30, 2005

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

AccuPoll Holding Corporation, a Nevada corporation (the "Parent Company"), principally operates through its wholly owned subsidiary AccuPoll, Inc., which was incorporated on August 9, 2001 in Delaware. AccuPoll, Inc. is engaged in the design and development of a voting system with an intuitive touch-screen interface (the "Voting System") that provides a polling place electronic voting solution that is reliable, accurate, immediate, secure, easy to use, confidential and auditable primarily to states and counties in the United States. The Voting System has the ability to simultaneously produce two different electronic audit trails (recorded on both the polling place administrative work station and the local voting station), in addition to generating a printed-paper ballot. The Parent Company completed a reverse acquisition with a publicly traded company (see Note 2) in May 2002, and its common stock is quoted on the Over-The-Counter Bulletin Board under the symbol "ACUP." For financial reporting purposes, the Parent Company was classified as a development stage enterprise until November 2003.

PRINCIPLES OF CONSOLIDATION

GENERAL

The accompanying consolidated financial statements include the accounts of the Parent Company and its wholly-owned subsidiary AccuPoll, Inc. In addition, the accounts of Z prompt, Inc. ("Z prompt"), a wholly-owned subsidiary, are included in such financial statements as discontinued operations. All significant inter-company balances and transactions have been eliminated in consolidation.

Except where the context requires otherwise, the entities named in the preceding paragraph are hereinafter collectively referred to as the "Company."

BANKRUPTCY OF Z PROMPT

Z prompt filed voluntary bankruptcy in March 2004. The Company is the single largest pre-petition creditor of Z prompt.

Management determined that it would not have been meaningful to de-consolidate the accounts of Z prompt at June 30, 2004 because the Company (a) had a substantial negative investment in Z prompt as of June 30, 2004, and (b) expected to re-gain control of this subsidiary based on the expectation that Z prompt will be able to negotiate a confirmed reorganization plan and emerge from bankruptcy by approximately March 2005. In addition, as described in Note 9, the Company and certain of its officers and principal stockholders were involved in civil litigation with certain former stockholders and officers of Z prompt. The Z prompt bankruptcy case was dismissed in February 2005. See Note 3 for additional information regarding Z prompt.

AFFILIATED ENTITY

As further explained below in the "Variable Interest Entity" section of this note, the accounts of affiliate Web Tools International, Inc. ("WTI") were consolidated with those of the Company as of January 1, 2004 in accordance with Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46. For reasons discussed in Note 8 under the caption "Master Services Agreement' and below under the caption "Variable Interest Entity", WTI was de-consolidated as of April 1, 2004.

GOING CONCERN/LIQUIDITY CONSIDERATIONS

In May 2005 the Company received federal certification of its Voting System allowing the Company to market the system to prospective customers. The Company has entered into revenue-generating contracts from its Voting System operations in the fourth quarter of fiscal year 2005 with two Texas counties; however there is no assurance of any future revenues or how the product will be received by the market at large. The Company will require substantial additional funding for continuing the development and marketing of its product. There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.

Management has taken actions to address these matters, which include:

o Retention of experienced management personnel with particular skills in the commercialization and marketing of such products;

o Attainment of technology to develop such products and additional products; and

o Raising additional funds through the sale of debt and/or equity securities.

Federal, State and various foreign government regulations govern the sale of the Company's products. There can be no assurance that the Company will receive further regulatory approvals which may be required to market its products.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred losses through June 30, 2005, has an accumulated deficit and negative working capital at that date of approximately $34.5 million and $4.4 million, respectively, and has a lack of operational history which, among other factors, raise substantial doubt about its ability to continue as a going concern. The Company intends to fund operations through sales of the Voting System, and although the Company just recently received federal certification of its Voting System in May 2005 and has entered into sales contracts, there is no commitment by any customers or prospects for the purchase of any of the proposed products in quantities sufficient to fund the operations of the Company. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital requirements through debt and/or equity financing arrangements. Management believes that we will require an additional $6.4 million in financing over the next twelve months to pay past due payables and continue operations. Of the $6.4 million in financing needed, management believes that we will need approximately $2 million to pay past due payables, $3.8 million to continue operations as currently conducted for the next twelve months and $0.6 million for product development. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit of $100,000. The Company has not incurred any losses on such balances and believes it is not exposed to any significant credit risks on cash.

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

SOFTWARE DEVELOPMENT COSTS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," the Company capitalizes certain costs related to the development of new software products or the enhancement of existing software products for sale or license. These costs are capitalized from the point in time that technological feasibility has been established, as evidenced by a working model or detailed working-program design to the point in time that the product is available for general release to customers. Capitalized software development costs are amortized on a straight-line basis over the estimated economic life of the products, beginning (as applicable) with the general product release to customers or when the Voting System qualified under certain federal standards. Research and development costs incurred prior to establishing technological feasibility and costs incurred subsequent to the events described in the preceding sentence are charged to expense as incurred.

The development of our voting system first met technological feasibility requirements in fiscal 2003. At that time we commenced capitalization of development costs to meet federal 1990 voting system standards. Our system was qualified as meeting certain 1990 federal voting system standards in late March 2004 at which time we ceased capitalization of costs and began amortizing them. The costs of developing our voting system to 1990 standards totaling approximately $2,720,000 are fully amortized at June 30, 2005. Upon obtaining the 1990 voting system standards we immediately began to further develop our voting system to meet certain 2002 federal voting system standards, for which we received qualification in May 2005. We began amortizing the capitalized development costs incurred to meet the 2002 voting system standards of approximately $1,053,000 in June 2005. The Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. In July 2005, the Company re-evaluated the estimated life of its software as a result of the change to 2002 voting standards. Consequently, the estimated useful life was reduced to one year.

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

On October 18, 2004, the Company adopted the AccuPoll Holding Corp. 2004 Incentive Stock Option Plan (2004 ISOP). In April 2005, the Company's Board of Directors approved the distribution of stock options under the 2004 ISOP to certain employees and consultants. Prior to the adoption of the 2004 ISOP, there have been non-plan options granted by the Company to certain employees. There is no stock-based employee compensation expense reflected in net loss for fiscal 2005, fiscal 2004, or 2003 because (a) no options issued under the 2004 ISOP have vested as of June 30, 2005, and (b) non-plan options granted to employees had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. The following table illustrates the effect on net loss and loss per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                           2005              2004              2003
                                                       ------------      ------------      ------------
Net loss attributable to common stockholders *         $(11,835,970)     $(15,701,253)     $ (5,006,567)
Add: total stock-based employee compensation
  expense determined under fair value based method
  for all awards                                           (726,840)       (1,421,100)         (598,230)
                                                       ------------      ------------      ------------
  Pro-forma net loss                                   $(12,562,810)     $(17,122,353)     $ (5,604,797)
Basic and diluted loss per common share:
  As reported                                          $      (0.06)     $      (0.12)     $      (0.05)
  Pro-forma                                            $      (0.06)     $      (0.13)     $      (0.05)

* These amounts include interest related to certain equity instruments subject to rescission (see Note 10).

SFAS No. 123-R, "Share-Based Payment", a revision to SFAS No. 123, was issued in December 2004 and requires that the compensation costs relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123-R replaces SFAS No. 123, and supersedes APB Opinion No. 25. Due to a recent SEC announcement delaying the effective date, the Company will be required to apply SFAS No. 123-R as of July 1, 2006. Thus, the Company's consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after June 30, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

BENEFICIAL CONVERSION FEATURE

The convertible feature of certain notes payable (see Notes 6) provide for a rate of conversion that is below market value. This feature is normally characterized as a beneficial conversion feature ("BCF"). Pursuant to Emerging Issues Task Force ("EITF") Issue No. 98-5 ("EITF 98-5"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the Company has estimated the fair value of such BCF to these notes payable.

For the years ended June 30, 2005, 2004, and 2003, the Company recorded BCFs totaling approximately $1,544,245, $3,641,800, and $50,000, respectively, and expensed to interest expense approximately $1,377,000, $3,640,000 and $50,000, respectively.

DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the Company accounts for the results of operations of a component of an entity that has been disposed or that meets all of the "held for sale" criteria, as discontinued operations, if the component's operations and cash flows have been (or will be) eliminated from the ongoing operations of the entity as a result of a disposal transaction and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. The "held for sale" or "of discontinued operations" classification requires having the appropriate approvals by our management, Board of Directors, as applicable, and meeting other criteria. A component of an entity subject to shut-down is classified as discontinued operations when on-going operations cease. Consequently, in June 2005, Z prompt, Inc. was classified as discontinued operations when management approvals were obtained, customer contracts terminated, and employees were notified, among other conditions.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents at June 30, 2005 and 2004.

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

INDEFINITE-LIFE INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired. The Company has applied the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," in accounting for goodwill. SFAS No. 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized, but instead be tested at least annually for impairment when events or changes in circumstances indicate that the asset might be impaired. For indefinite-life intangible assets, impairment is tested by comparing the carrying value of the asset to the estimated fair value of the reporting unit to which they are assigned. The Company has no indefinite life assets at June 30, 2005.

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

Goodwill related to the Z prompt acquisition totaling $2,542,752 was written-off during the year ended June 30, 2004 and is included in Net Loss from Discontinued Operations in the accompanying consolidated statement of operations.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

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

ADVERTISING

The Company expenses the cost of advertising as incurred. Advertising expense approximated $97,000, $170,000, and $310,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

RESEARCH AND DEVELOPMENT

Certain expenditures for research and development activities relating to computer software to be sold, leased or otherwise marketed are charged to expense as incurred. Such expenditures approximated $188,000 and $137,000 for the years ended June 30, 2005 and 2004, respectively. There were no such expenditures for the year ended June 30, 2003.

LOSS PER COMMON SHARE

Under SFAS No. 128, "Earnings per Share," basic earnings per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period of computation. Diluted earnings per common share is computed similar to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and the additional common shares were dilutive (approximating 413,000,000, 75,000,000, and 31,700,000 shares at June 30, 2005,
2004, and 2003, respectively), based on the treasury stock method. Because the Company has incurred net losses, basic and diluted losses per common share are equal because additional potential common shares would be anti-dilutive.

                                                           2005               2004               2003
                                                      -------------      -------------      -------------
Net loss, as reported                                 $ (11,713,970)     $ (15,379,253)     $  (4,848,567)
Interest related to equity instruments subject to
  rescission                                               (122,000)          (322,000)          (158,000)
                                                      -------------      -------------      -------------
Net loss attributable to common stockholders          $ (11,835,970)     $ (15,701,253)     $  (5,006,567)
                                                      =============      =============      =============
Weighted-average common shares used to compute
  basic and diluted loss per common share               207,458,783        130,782,481        106,687,447
Basic and diluted loss per common share               $       (0.06)     $       (0.12)     $       (0.05)
                                                      =============      =============      =============

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities" (as amended by SFAS Nos. 137, 138, 140, 141 and 145), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. The Company has no derivatives or hedging activities as of June 30, 2005, 2004 or 2003.

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," establishes the standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 has not materially impacted the Company's financial position or results of operations.

SEGMENT INFORMATION

SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," changed the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the foreign countries in which it holds significant assets and its major customers. At June 30, 2005, 2004, and 2003 the Company operates in one segment, as disclosed in the accompanying consolidated statements of operations.

VARIABLE INTEREST ENTITY

In December 2003, the FASB issued FIN No. 46-R, "Consolidation of Variable Interest Entities (revised December 2003), an Interpretation of ARB 51." The primary objectives of FIN No. 46-R are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or "VIEs"), and how to determine when and which business enterprise (if any) should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46-R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46-R for the Company are as follows: (a) For interests in special-purpose entities: the first period ended after December 15, 2003; and (b) For all other types of VIEs: the first period ended after March 15, 2004.

The Company is associated with WTI through common ownership; in addition, until April 2004 the Company was a major customer of WTI for software development services. (WTI derived approximately 75% and 98% of their revenue from services provided to the Company for the year ended June 30, 2003 and the seven months ended January 31, 2004, respectively). Based on these and other factors, the Company determined that, as of January 1, 2004, (i) WTI is a VIE and (ii) the Company was its primary beneficiary. Therefore, effective January 1, 2004, the accounts of WTI were consolidated with those of the Company. For reasons explained in Note 8 under the caption "Master Services Agreement", the accounts of WTI were de-consolidated effective April 1, 2004.

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

In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets, and Amendment of APB No. 29, "Accounting for Nonmonetary Transaction " The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005. The adoption of this pronouncement is not expected to have any impact on the Company's results of operations or financial condition.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 and FASB Statement No. 3. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The Company identified adjustments to its previously reported quarterly results for fiscal 2005. (See Note 12) There was no impact to prior years.

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

REDEEMABLE PREFERRED STOCK

Preferred stock which has one of the following characteristics (1) redeemable at a fixed or determinable price on a fixed or determinable date or dates, (2) redeemable at the option of the holder, or (3) with conditions for redemption which are not solely within our control, is reported outside of stockholders' equity (deficit), regardless of how remote the redemption event may be, pursuant to SEC interpretation. See also Note 10.

EQUITY INSTRUMENTS SUBJECT TO RESCISSION

The Company accounts for common stock and other equity instruments that may be subject to rescission claims at estimated fair value (based on applicable measurement criteria) in accordance with the SEC's promulgated accounting rules and interpretive releases. Since equity instruments subject to rescission are redeemable at the holder's option or upon the occurrence of an uncertain event not solely within the Company's control, such equity instruments are outside the scope of SFAS No. 150 and its related interpretations. Under the SEC's interpretation of GAAP, reporting such claims outside of stockholders' equity (as "mezzanine equity") is required, regardless of how remote the redemption event may be. See also Note 10.

RESTATEMENTS

As previously reported, the accompanying consolidated statement of operations for the year ended June 30, 2003 has been restated as described in the following paragraph. All financial information included in these notes to consolidated financial statements that relates to the quarters ended September 30, 2003 and December 31, 2003 reflects (a) the applicable adjustments described in the amended Form 10-Q's for such periods, and (b) the restatement of the balance sheets as of those dates to reflect equity instruments subject to rescission. In addition, all financial information included in these notes to consolidated financial statements for the first three quarters of fiscal 2003 has been adjusted.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the 2004 and 2003 financial statement presentation to conform to the current year's presentation.

NOTE 2. REVERSE ACQUISITION

On May 20, 2002, Western International Pizza Corporation ("WIPC"), a publicly traded company, entered into a Stock Exchange Agreement (the "Exchange Agreement") with AccuPoll, Inc ("AccuPoll") in a tax-free share exchange under
Section 368(a)(1)(B) of the Internal Revenue Code. Such transaction was accounted for as a reorganization. In May 2002, pursuant to a Certificate filed with the Nevada Secretary of State, WIPC effected a one for 2,000 reverse split of all the outstanding shares of its common stock. Thereafter, in May 2002, WIPC effected a 1 for 5 reverse stock split of all the outstanding shares of its common stock. Pursuant to the Exchange Agreement, all of the outstanding common and preferred stock and outstanding warrants of AccuPoll were exchanged for shares of WIPC on a 1 for 1.532 basis. By virtue of the reorganization, the stockholders of AccuPoll acquired 75,500,000 restricted common shares of WIPC.

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

NOTE 3. PURCHASE OF BUSINESS

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
                                                     ============

The results of operations of Z prompt are included in the accompanying consolidated financial statements from November 1, 2003. The following pro forma summary presents condensed consolidated results of operations as if Z prompt had been acquired as of the beginning of the years ended June 30, 2004 and 2003:

                                         2004                2003
                                    --------------       ------------
      Net Loss                      $  (14,043,674)      $ (5,761,013)
      Net Loss per common share     $        (0.11)      $      (0.05)

The above amounts are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma results of operations do not purport to necessarily be indicative of the results which would have been obtained had the business combination occurred as of the beginning of the aforementioned years, or which may be obtained in fiscal 2005 and thereafter.

See Notes 1, 4 and 9 for additional information related to Z Prompt.

NOTE 4. DISCONTINUED OPERATIONS

Shut down Z prompt, Inc. Subsidiary

In June 2005, with support of the Board of Directors, management of the Company decided to wind down the activities of Z prompt, Inc. and to close this subsidiary during the first quarter of 2006. Employees and customers were notified in June 2005 and customer contracts were terminated, without penalty.

The decision to close the Z prompt subsidiary was reached after analysis of Z prompt's contracts and long-term cash flow forecast together with receipt by AccuPoll, Inc. of federal certification (to federally mandated "2002 standards") of its Voting System in May 2005. Although Z prompt emerged from bankruptcy in February 2005 (see Note 1), it has not been profitable since its acquisition in November 2003. Management evaluated the losses attributed to Z prompt and determined that reaching sustained profitability in the subsidiary at any time in the near future was unlikely. Further, with receipt of the "2002 standards" federal certification, the Company will now focus on seeking state certifications and broadly marketing its Voting System as well as fund raising to support these endeavors.

The wind down process entailed terminating customer contracts, reducing staff, collecting outstanding balances due Z prompt and paying its obligations. Funds available from Z prompt operations including the collection of amounts due and the sale of assets are not sufficient to settle all debts of Z prompt. The Company may have to assume responsibility for payment of this deficiency, including its line of credit facility with a bank in the amount of $61,566 at June 30, 2005.

Results of Discontinued Operations

Based on management's decision to shut down the Z prompt subsidiary in June 2005 together with the termination of customer contracts, staff reductions and partial repayment of the outstanding obligations, the Company has accounted for the activities of the subsidiary as discontinued operations in all periods presented.

Revenues and expenses from Z prompt for the year ended June 30, 2005 and the period from acquisition (November 1, 2003) to June 30, 2004 are summarized below:

                                                       2005             2004
                                                   -----------      -----------
      Sales                                        $ 1,318,048      $ 1,508,656
      Cost of Sales                                  1,241,390        1,185,797
                                                   -----------      -----------
        Gross Profit                                    76,658          322,859
      Expenses
        General and administrative                     677,349          881,876
        Professional fees and legal settlements        656,577               --
        Interest                                        13,255          128,710
        Impairment of goodwill
                                                            --        2,542,752
                                                   -----------      -----------

      Net loss from discontinued operations        $(1,270,523)     $(3,230,479)
                                                   ===========      ===========

There is no loss recognized by the Company related to the discontinuance of Z prompt.

Net Assets and Liabilities of Discontinued Operations

At June 30, 2005 and 2004, the net assets and liabilities of the discontinued operations were as follows:

                                                                2005            2004
                                                             ----------     ----------
      Assets of discontinued operations
        Accounts receivable, net of allowance of $20,000
          and $27,312 at June 30, 2005 and 2004,
          respectively                                       $   13,684     $  254,895
        Inventories                                               8,793         20,667
        Fixed assets, net of accumulated depreciation                --          3,754
        Other                                                     5,020             --
                                                             ----------     ----------
          Totals                                             $   27,497     $  279,316
                                                             ==========     ==========
      Liabilities of discontinued operations
        Accounts payable and accrued expenses                $  471,900     $  810,520
        Deferred revenues                                        10,320         74,628
        Line of credit                                           61,566        225,000
                                                             ----------     ----------
          Totals                                             $  543,786     $1,110,148
                                                             ==========     ==========

Z prompt has a revolving line of credit agreement (the "Line") with a financial institution which is in default at June 30, 2005. The Line bears interest at a variable rate when not in default and an additional 7% when in default equating to 13% per annum at June 30, 2005. A shareholder of the Company, who is a former majority shareholder of Z prompt, has guaranteed the Line. The Line is not collateralized by assets of the Company or Z prompt, Inc. At June 30, 2005 and 2004 the outstanding borrowings under the Line total $61,566 and $225,000, respectively, and are included in "liabilities of discontinued operations" in the accompanying consolidated balance sheets.

NOTE 5. NOTES PAYABLE

At June 30, 2005 and 2004, we have notes payable as follows:

                                               2005         2004
                                             --------     --------
      Notes payable to officers              $260,000     $     --
      Note payable to director                156,250           --
                                             --------     --------
        Notes payable to related parties      416,250           --
      Other                                    15,000       30,000
                                             --------     --------
                                             $431,250     $ 30,000
                                             ========     ========

The notes payable to officers are non-interest bearing and are due September 30, 2005.

In May 2005, we borrowed $156,250 from a Director of the Company under a note payable which bears interest at 10% per annum and is due on demand.

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

NOTE 6. CONVERTIBLE NOTES PAYABLE

At June 30, 2005 and 2004, we have convertible notes payable as follows:

                                               2005           2004
                                            ----------     ----------
      Convertible notes payable, net of
        discount                            $3,796,121     $3,304,600
      Convertible note payable to
        Director, net of discount              256,250             --
                                            ----------     ----------
                                            $4,052,371     $3,304,600
                                            ==========     ==========

June 2003 Debenture

In June 2003 the Company secured a convertible debenture ("June 2003 Debenture") which, at the discretion of the convertible debenture grantor (the "Grantor"), may provide us loans of up to $1,250,000, as amended. The convertible debenture bears interest at an annual rate of 10% and originally matured on December 31, 2003, but has been extended to June 30, 2005. The debenture is convertible on ninety days written notice by Grantor at the lesser of (i) 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date or (ii) $0.0625 per share. In connection with such borrowing, the Company granted a warrant to purchase 6,400,000 shares of the Company's restricted common stock at an exercise price of $0.0625 per common share. The warrant vested upon grant and expires in July 2008. The Company recorded the relative fair value of the warrant and the beneficial conversion feature as a debt discount in the total amount of approximately $200,000. The discount associated with the warrant was amortized to interest expense over the original term of the related debt. The discount associated with the beneficial conversion feature was insignificant, and was recorded as interest expense upon issuance.

In October and November 2003, the Company issued additional warrants to the Grantor to purchase six million shares of the Company's restricted common stock at an exercise price of $0.0625 per share in connection with a deferral of the maturity date of the above convertible debt instrument to December 2004 and an increase of the available borrowings to $1,250,000 from the original amount of $600,000. The warrant vested upon grant and expires in October 2008. The Company recorded the relative fair value of the warrant, which approximated $40,000, as a debt discount which was amortized to interest expense over the extended term of the convertible debenture.

In June 2004, the Company paid $76,000 in the form of additional principal borrowings to extend the maturity date of the convertible debenture instrument to December 31, 2004.

In March 2005, the Company paid $95,604 and $120,046 in the form of additional principal borrowings to extend the maturity date of the convertible debenture instrument to June 30, 2005 and add accrued interest to debenture principal, respectively. The $95,604 extension fee was charged to interest expense. The Company recorded the beneficial conversion feature as a debt discount in the total amount of approximately $215,650 and amortized it to interest expense through June 30, 2005, the amended term of the related debt. Also in March 2005, the Grantor exercised its right to convert $134,000 of the loan to common stock and was issued 2,144,000 of the Company's common shares.

At June 30, 2005 and 2004, we had net borrowings outstanding of $917,650 and $836,000, respectively, under the June 2003 Debenture.

The November 2003 Debentures

In November 2003, the Company secured a revolving credit facility, in the form of two seven-month convertible debentures ("November 2003 Debentures") which, at the discretion of the convertible debenture grantor (the "Grantor"), may provide us loans of up to $5 million, as amended. The debentures bear interest at an annual rate of 10% and originally matured on June 30, 2004, but have been extended to June 30, 2005. The debentures are convertible on ninety days written notice by the holders at the lesser of (i) 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date or (ii) $.0625 per share.

Included in the November 2003 Debentures balance is $1,200,000 borrowed in December 2003 in connection with a transaction with Material Technologies, Inc. (see Note 10). The Company subsequently un-wound the Material Technologies Inc. transaction and expensed the entire $1,200,000 as a loss on disposal of the investment in Material Technologies Inc.'s common stock in the fiscal 2004 results of operations. At June 30, 2005, the Company remains liable for the $1.2 million convertible debt as part of the total borrowings under such debentures.

In June 2004, the Company paid $130,000 in the form of additional principal borrowings to extend the maturity date of the convertible debentures instruments to December 31, 2004.

During July 2004 through August 2004, the Company borrowed funds of $200,000 under the November 2003 Debentures. The Company recorded the beneficial conversion feature as a debt discount in the total amount of approximately $200,000 and amortized it to interest expense through December 31, 2004, the term of the related debt.

During October 2004 through January 2005, the Grantor exercised its right to convert $480,000 of the loans to common stock and was issued 8,835,714 of the Company's common shares.

In March 2005, the Company paid $228,054 and $380,541 in the form of additional principal borrowings to extend the maturity date of the convertible debentures instruments to June 30, 2005 and add accrued interest to debenture principal, respectively. The $228,054 extension fee was charged to interest expense. The Company recorded the beneficial conversion feature as a debt discount in the total amount of approximately $608,595 and amortized it to interest expense through June 30, 2005, the amended term of the related debt.

At June 30, 2005 and 2004, we had net borrowings outstanding of $2,508,595 and $2,180,000, respectively, under the November 2003 Debentures.

Subsequent Events - June 2003 Debenture and November 2003 Debentures

In August 2005, holders of the November 2003 Debentures exercised their conversion rights on principal of $120,000 and received 1,920,000 common shares of the Company.

Effective September 9, 2005, in connection with the execution of a Conversion and Settlement Agreement with Mutual General Releases between the holders of the June 2003 and November 2003 debentures ("2003 Debenture Holders") and the Company, the 2003 Debenture Holders exercised their conversion rights under the terms of the debentures on outstanding principal of $2,242,000 and received 59 million shares of the Company's common stock to be issued in installments through June 2006. All remaining principal and accrued interest totaling approximately $1,300,000 was forgiven and an unexercised warrant for 6,400,000 common shares issued in June 2003 in connection with the June 2003 Debenture was canceled. Consequently, the June 2003 and November 2003 Debentures principal balance of $3,426,246 plus accrued interest of $115,325 totaling $3,541,571 is classified as a long-term liability in the accompanying consolidated balance sheet at June 30, 2005.

In connection with the Conversion and Settlement Agreement With Mutual Releases, on September 26, 2005 we entered into a Registration Rights Agreement pursuant to which we agreed to register the resale of 25 million shares of common stock beneficially owned by the Debenture Holders. We agreed to prepare and file such registration statement within 60 days after the effectiveness of the current registration statement on file with the Securities and Exchange Commission, or within 60 days following the abandonment or termination of such registration statement, or within 180 days following September 26, 2005, whichever date is earliest.

Other Debentures

In July 2003, the Company borrowed $500,000 under a subordinated convertible note payable, which bears interest at 7% per annum. All borrowings were due six months from the receipt of proceeds, with semi-annual interest payments on the outstanding balance. In December 2003, the note was converted into 1,666,667 shares of the Company's restricted common stock at $0.30 per share. A BCF approximating $500,000 was recorded during the quarter ended September 30, 2003. Such discount was amortized to interest expense during the three months ended September 30, 2003 as the subordinated convertible note was convertible upon issuance.

In January 2004, the Company borrowed $250,000 from a Director of the Company under a convertible note payable which bears interest at 7% per annum. All borrowings, including interest, were due in July 2004. The note was convertible into restricted common stock of the Company at a rate of $0.12 per share, at any time at the option of the note holder. In June 2004, the January Note was converted into 2,083,333 shares of the Company's common stock. A beneficial conversion feature approximating $250,000 was recorded upon issuance of the note and expensed over the term.

In January 2004, the Company borrowed $288,600 under a convertible note payable. The debenture bears interest at an annual rate of 7% and originally matured on June 30, 2004, but has been extended to June 30, 2005. The debentures are convertible on ninety days written notice by the holders at $.10 per share. In connection with such borrowing, the Company granted a warrant to purchase 824,571 shares of the Company's restricted common stock at an exercise price of $0.35 per common share. The warrant vested upon grant and expires in January 2009. The Company recorded the relative fair value of the warrant and the beneficial conversion feature as a debt discount in the total amount of approximately $155,600. The discount associated with the warrant was amortized to interest expense over the original term of the related debt. The discount associated with the beneficial conversion feature was insignificant, and was recorded as interest expense upon issuance. In January 2005, accrued interest of $19,400 was added to the debenture principal and the maturity date was extended to June 14, 2005, with further extensions available to the Company through September 14, 2005, in exchange for the issuance by the Company of a warrant to purchase 3,080,000 common shares at $.10 per share. The warrant is exercisable upon issuance and expires December 31, 2008. The Company has exercised its option to extend the maturity of the debenture through September 14, 2005.

In April 2004, the Company borrowed $75,000 under a convertible note payable. The debenture bears interest at an annual rate of 7% and matures on October 15, 2005. The debenture is convertible on ninety days written notice by the holders at $.10 per share. The Company recorded the beneficial conversion feature as a debt discount in the total amount of $22,500 and is amortizing the discount to interest expense over the term of the related debt. The unamortized discount at June 30, 2005 is $13,125.

In July 2004, the Company borrowed $625,000 under convertible notes payable. The convertible note bears interest at an annual rate of 8% and matured on September 30, 2007. The note is convertible on ninety days written notice by Grantor at the lesser of (i) 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date or (ii) $0.10 per share, as amended. In connection with such borrowing, the Company granted warrants to purchase 312,500 shares of the Company's restricted common stock at an exercise price of $0.10 per common share, as amended. The warrants vested upon grant and expire in July 7, 2007. The Company recorded the relative fair value of the warrant and the beneficial conversion feature as a debt discount in the total amount of approximately $312,500. The discount associated with the BCF and warrant was recorded to interest expense. In September 2004, convertible notes of $312,500 were converted to 3,125,000 shares of common stock and the remaining principal of $312,500 plus accrued interest was repaid by the Company.

In April 2005, the Company borrowed $300,000 from a Director of the Company under a convertible note payable which bears interest at 10% per annum and matures on October 21, 2005. The note is convertible into restricted common stock of the Company at a rate of $0.10 per share, at any time at the option of the note holder. In connection with such borrowing, the Company (a) granted a warrant to purchase 3,000,000 shares of the Company's restricted common stock at an exercise price of $0.10 per common share, vesting upon grant and expiring in April 2010, and (b) canceled two outstanding warrants issued in December 2003 to purchase an aggregate 9,057,970 shares of the Company's restricted common shares at $1.55 per share and reissued two replacement warrants to purchase an aggregate 9,057,970 shares at $.10 per share, vesting upon grant and expiring in December 2008, the same expiration date of the original two warrants. The Company recorded the relative fair value of the three warrants and the beneficial conversion feature as a debt discount in the total amount of $75,000 and is amortizing the discount to interest expense over the term of the related debt. The unamortized discount at June 30, 2005 is $43,750.

NOTE 7. INCOME TAXES

Income tax expense, all current, for the years ended June 30, 2005, 2004 and 2003 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to the loss before income taxes as a result of the following:

                                                       2005             2004             2003
                                                   -----------      -----------      -----------
Computed "expected" tax benefit                    $(3,551,000)     $(4,756,000)     $(1,649,000)
Adjustment in income taxes resulting from:
  Change in valuation allowance                      4,151,000        4,334,000        1,891,000
  Other                                                 23,400               --              800
  State and local income taxes, net of federal        (621,000)        (439,600)        (242,000)
  Goodwill impairment                                       --          864,000               --
                                                   -----------      -----------      -----------
                                                   $     2,400      $     2,400      $       800
                                                   ===========      ===========      ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2005, 2004 and 2003 are presented below:

                                             2005              2004              2003
                                         ------------      ------------      ------------
Net operating losses                     $  8,139,000      $  4,052,000      $    199,000
Stock-based compensation                    1,327,000         1,327,000         1,327,000
Start-up costs                              1,142,000         1,142,000         1,142,000
Loss on investments                           480,000           480,000                --
Capitalized research and development           70,000            70,000            70,000
Other                                         139,000            75,000            74,000
                                         ------------      ------------      ------------
Deferred Tax Asset                         11,297,000         7,146,000         2,812,000
Less: Valuation allowance                 (11,297,000)       (7,146,000)       (2,812,000)
                                         ------------      ------------      ------------
                                         $         --      $         --      $         --
                                         ============      ============      ============

As of June 30, 2005, the Company had tax net operating loss carryforwards ("NOLs") of approximately $20 million and $21.5 million available to offset future taxable income for Federal and State purposes, respectively. The Federal and State carryforwards expire in varying amounts through 2025. Effective September 11, 2002, pursuant to California revenue and tax code section 24416.3, no net operating loss deduction will be allowed for any taxable year beginning on or after January 1, 2002, and before January 1, 2004. For any suspended losses, the carryforward period is extended by one year for losses incurred in tax years beginning on or after January 1, 2002, and before January 1, 2003; and by two years for losses incurred in taxable years beginning before January 1, 2002.

Due to the change in ownership provisions of the Internal Revenue Code Section 382, net operating loss carryforwards for Federal and State income tax reporting purposes are subject to annual limitations. Should an additional change in ownership occur, net operating loss carryforwards may be limited as to their use in future years.

In 2005, 2004 and 2003, the Company concluded that a full valuation allowance against its net deferred tax assets was appropriate. SFAS 109 requires that a valuation allowance must be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. In making such determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. The accounting guidance further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the Company's recent cumulative losses, the Company concluded that a full valuation allowance should be recorded in 2005, 2004 and 2003.

NOTE 8. OTHER RELATED PARTY TRANSACTIONS

MASTER SELLING AGREEMENT

The Company compensates a European entity, to which a member of the Company's Board of Directors is affiliated, in the form of cash and warrants for monies raised through certain investors and/or creditors. During the years ended June 30, 2005 and 2004, the Company paid commissions of $112,000 and $500,000, respectively, and granted warrants to purchase 1,187,000 and 145,752 shares, respectively, of the Company's common stock. The warrants vest upon grant and are exercisable for three years from the date of grant on the same terms as the underlying equity or debt securities.

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

WTI, which was incorporated in 1996, is in the business of software engineering in various computer languages with an emphasis on Linux/Apache, Sun Solaris, and Microsoft NT/Win2K platforms. WTI is owned and operated by Dennis Vadura and Frank Wiebe. Mr. Vadura is the Company's chief executive officer (former), a director, and a principal stockholder; Mr. Wiebe is the Company's president (former) and treasurer, a director, and a principal stockholder (collectively the "controlling stockholders"). During the years ended June 30, 2004 and 2003, WTI invoiced approximately $1,450,000 and $1,300,000, respectively, to the Company under the terms of the Services Agreement, of which approximately $1,420,000 and $1,487,000 is due and payable at June 30, 2005 and 2004, respectively. The amount due bear no interest and are payable within thirty days of receipt of invoice.

The Services Agreement expired on March 31, 2004. Since that date, the Company has not used the services of WTI because the software for the Voting System is substantially complete; any additional computer programming that may be necessary has been provided by Company employees (some of whom are former WTI employees). At this time, WTI is virtually a dormant entity with just two minor customers and only a few employees. Although the Company's June 30, 2005 payable to WTI is a substantial amount (see the preceding paragraph), there is no intent to pay this liability in the foreseeable future. Given its minimal operations at this time, management believes that WTI is no longer dependent for its continued existence upon additional subordinated financial support from the Company or its controlling stockholders. For these reasons, management has concluded that the Company is no longer the primary beneficiary of WTI and, therefore, has de-consolidated the accounts of WTI as of April 1, 2004.

NOTE 9. OTHER COMMITMENTS AND CONTINGENCIES

CONSULTING AGREEMENTS

In July and September 2004, for fund raising services rendered the Company became liable to grant warrants to purchase a total of 6,187,128 common shares upon the exercise of warrants issued to investors in the PIPE I and PIPE II offerings (see Note 11). If granted the warrants will include the same terms as the investor warrants exercisable into common shares of 2,062,376 at each $0.14, $0.18 and $0.60.

In April 2002, the Company issued consultants 3,840,000 shares of common stock at $0.08 per share, valued at $313,344 (based on the market value on the date of grant), of which $286,000 was included in the June 30, 2002 consolidated balance sheet as prepaid consulting. The related consulting services were to be provided through April 2004, however during the year ended June 30, 2003, the Company determined it was no longer receiving benefit from the consultant and expensed the remaining $286,000 in the accompanying consolidated statement of operations for the year ended June 30, 2003.

The Company has entered into general consulting/lobbying agreements with various third parties to provide services related to the marketing and sale of the Company's product in certain cities; such agreements expired through April 2004. Pursuant to the agreements, the Company will pay commissions on sales within the various territories, as defined.

LITIGATION

Z prompt

In October 2003, a former officer and principal stockholder of Z prompt (the "plaintiff") filed a lawsuit against the Company and Z prompt (hereinafter collectively referred to as the "defendants") alleging breach of contract, conversion, and fraud relating to (a) the plaintiff's employment contract with Z prompt, (b) the merger agreement described in Note 3, and/or (c) a Z prompt promissory note (approximately $167,000 plus interest) payable to the plaintiff. The plaintiff was seeking minimum compensatory damages (including deferred salary and collection of the promissory note) of approximately $1.6 million, an unstated amount in excess of $1 million based on the fraud allegation, and punitive damages according to proof.

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

In January 2004, the plaintiff amended his complaint to name certain officers/stockholders of the Company as additional defendants, alleging fraud and interference with contract. This action seeks compensatory damages in excess of $2 million and punitive damages according to proof.

In June 2004, the Bankruptcy Court granted the plaintiff relief from the automatic stay provided by the Bankruptcy Code (see Note 12) regarding the litigation described above. In the same action, Z prompt agreed to withdraw its motion in Bankruptcy Court seeking rejection of the executory contracts described above.

In January 2005, a Confidential Mutual General Release Agreement was executed settling the October 2003 lawsuit described above (as amended). In settlement of all obligations, the Company was required to (a) issue 1.5 million restricted shares of the Company's commons stock, (b) pay $625,000 to the plaintiff from March through June 2005, and (c) indemnify plaintiff on Company debt guaranteed by plaintiff. In January 2005 the Company issued 1.5 million common shares and as of June 30, 2005 all cash amounts due have been paid. The net consideration to the Company comprises the cash amount paid and the fair market value of common shares issued ($150,000) less obligations to plaintiff previously recorded by the Company. These obligations were originally classified at "liabilities subject to compromise" on the consolidated balance sheet at June 30, 2004. These "liabilities subject to compromise" amounts were the obligation of the Company's discontinued operation, Z prompt, and therefore have been reclassified to "liabilities of discontinued operation" in the accompanying consolidated balance sheet at June 30, 2004. The net consideration of this settlement which totaled $775,000 is included in net loss from discontinued operations in the accompanying statement of operations for the year ended June 30, 2005.

Amarillo

In 2003, the Company entered into a Location Incentives Agreement (the "LIA") with the Amarillo Economic Development Corporation ("AEDC") to establish the Company's customer service center and voting machine repair operations in Amarillo, Texas. According to the terms of the LIA, the AEDC paid the Company $250,000 upon execution of a lease for facilities in Amarillo. The funds advanced under the LIA are to be used solely for the operations in Amarillo. If the Company did not meet certain minimum employment requirements (as defined in the LIA), it is required to repay all amounts advanced. The Company recorded the advance in the accompanying consolidated balance sheets in accounts payable and accrued expenses as of June 30, 2005 and 2004. The Company did not meet the minimum employment requirements. Therefore, as of September 14, 2005 has returned the $250,000 advance plus a $5,000 in attorney fees. In connection with the LIA, during 2003 the Company granted warrants to purchase 250,000 shares of its restricted common stock at an exercise price of $1.04 per share, valued at approximately $174,000 based on the Black-Scholes pricing model. The warrants vested on the grant date, and expire in November 2012.

Employee Matters

In October 2003, a former employee of Z prompt filed suit against Z prompt and the Company in Superior Court of California, County of Orange, California. The complaint alleged wrongful termination, intentional infliction of emotional distress and retaliatory discharge, based on claims that the plaintiff was terminated for reporting to management alleged fraudulent accounting practices by Z prompt management. The former employee sought $112,000 in monetary damages including loss of wages, plus punitive damages. In February 2005 this lawsuit was settled for a sum of $50,000, requiring $10,000 payments on the first of each month from August 2005 through and including December 2005. We have made payments in accordance with this payment schedule as they become due.

Other

      Together with the Company's subsidiary, Z prompt, Inc., on January 31, 2005, the Company filed an action for declaratory relief against Frank Ehret in Orange County Superior Court, case # 05CC02714. Under the terms and conditions of the purchase of Z prompt, Inc., Frank Ehret received 6,365,000 restricted shares of common stock. Mr. Ehret alleges that the Company somehow prevented him from selling his shares. The Company denied the allegations and are seeking a judicial determination on the matter. On February 3, 2005, after receipt of the complaint, Mr. Ehret filed an action in San Francisco Superior Court, case# CGC-05-438410, for breach of contract, breach of the covenant of good faith and fair dealing, conversion and failure to make payment due on a promissory note. The factual basis of the complaint filed by Mr. Ehret is identical to the declaratory relief action that the Company filed. The Company filed a motion to have the Ehret case transferred to Orange County Court and Mr. Ehret stipulated to have his case moved to Orange County. No discovery has taken place.

      In September 2003, the Company was served with a lawsuit filed in the Supreme Court of New York, County of New York, by Stern & Co Communications LLC, d/b/a Stern + Co. Stern alleging that it breached a contract with them by failing to tender payment in full for services rendered. Stern sought to recover damages in the amount of $35,000, and a warrant to purchase 36,000 shares of our common stock. In November 2003, the Company entered into a stipulated settlement agreement with Stern. In consideration for a full release of Stern's claims, the Company issued Stern 15,000 shares of common stock and granted a warrant to purchase 15,000 shares of common stock at an exercise price equal to the closing stock price on the date of issuance.

General

From time to time, the Company may be involved in various claims, lawsuits or disputes arising in the normal operations of its business. Other than the matter described in Note 10 - Mezzanine Securities, the Company is not currently involved in any such matters which management believes could have a material adverse effect on the Company's financial position or results of operations.

EXCLUSIVE SUPPLY AGREEMENT

The Company has an exclusive supply contract expiring in 2006 with a vendor to manufacture the Voting System product. Per the agreement, if the supplier is unable to produce and deliver on time the required quantity of product, the Company may obtain the Voting System product from another supplier.

Z PROMPT LIABILITIES

As discussed in Note 4, the Company decided to wind-down the operations of its subsidiary, Z prompt, Inc. Funds available from Z prompt operations including the collection of amounts due and the sale of assets are not sufficient to settle all debts of Z prompt. The Company may have to assume responsibility for payment of this deficiency, including its line of credit facility with a bank in the amount of $61,566 at June 30, 2005.

LEASE COMMITMENTS

The Company rents office space under operating lease agreements which expire June 30, 2006 and December 31, 2007. Rent expense for the years ended June 30, 2005, 2004 and 2003 were $179,099, $127,378 and $17,611 respectively. The minimum annual rent payable under such leases approximates $206,000, $30,000 and $15,000 in the years ending June 30, 2006, 2007 and 2008, respectively.

SEC INVESTIGATION

In December 2004, the Company received notice that the Securities and Exchange Commission was conducting an investigation. The Securities and Exchange Commission issued subpoenas to the Company and certain of its officers, directors and affiliates. The Company responded to such subpoenas and has not received any further correspondence or any communication from the Securities and Exchange Commission regarding the investigation. An evaluation of the likelihood of an unfavorable outcome and an estimate of the amount or range of potential loss cannot be made at this time.

NOTE 10. MEZZANINE SECURITIES

EQUITY INSTRUMENTS SUBJECT TO RESCISSION

The Company may be subject to possible claims for rescission with respect to the sale or other issuances of certain common stock, options and warrants. The accompanying consolidated balance sheets reflect an adjustment for the matter described below.

Approximately 26.6 million shares of the Company's common stock, options and warrants that were issued or granted in the United States without registration or qualification under federal or state securities laws during 2003 and 2004 which may be subject to rescission for a period of no more than two years from the date of issue. The fair value of these securities was estimated based on a combination of (a) the selling price of the common stock on the dates sold, (b) the price per the agreement for stock issued in conversion of debt, (c) the fair value of the stock options and warrants on their grant dates, and (d) an independent valuation. Based in part on advice of counsel, the fair value of these options and warrants was estimated using the Black-Scholes option-pricing model. Based on these measurement criteria, the Company's potential liability directly associated with the aforementioned securities transactions is estimated to approximate$1.4 million and $6.2 million (including interest) at June 30, 2005 and 2004, respectively, plus legal fees and any fines or penalties that might be assessed by regulatory agencies. As the two year rescission period from the date of each subject issuance expires the Company reduces the contingent liability associated with that issuance and increases additional paid-in capital on its consolidated balance sheet.

Management is unable to determine at this time whether any claim for rescission may be filed against the Company; however, there can be no assurance that such claims will not be asserted. In addition, regulatory agencies could launch a formal investigation and/or institute an enforcement proceeding against the Company. The ultimate outcome of the matters discussed above is not presently determinable. Accordingly, management is unable to estimate the total liability, if any, that the Company may incur as a result of such contingencies. Regardless of how remote a rescission event may be, GAAP as interpreted by the SEC requires that equity securities subject to rescission be reported outside of the stockholders' equity section of the balance sheet until the applicable statutes of limitations expire through April 2006.

Based on advice of counsel, the potential liability discussed above does not include options to purchase a total of 3.6 million shares of common stock issued to the Company's president and to its chief executive officer because these two individuals are also principal stockholders of the Company; acting together, they have the ability to control the Company. The estimated fair value of the options described in this paragraph (excluding interest) approximated $1.4 million at June 30, 2005 and 2004.

PREFERRED STOCK

2005 Series A

In June 2005, the Company filed a certificate of designation with respect to 30,000 shares of a single Series A, non-voting preferred stock ("2005 Series A"). Preferred shareholders have preference to common shareholders in the event of liquidation of the Company such that for each share of Preferred Stock, the preferred shareholder is entitled to an amount equal to the Stated Value, as defined, per share plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon before any distribution or payment shall be made to the holders of any Junior Securities, as defined. Each share of 2005 Series A preferred stock has a Stated Value of $100 and is convertible into 1,000 of the Company's common shares, as adjusted, at the option of the preferred shareholder. Upon the occurrence of certain events defined in the certificate of designation, shareholders may at their option redeem their preferred stock for cash or common shares for an amount no less than 120% of the Stated Value.

In June 2005, subsequent to the filing of the preferred stock certificate of designation, the Company sold 3,100 units, each unit comprised of one share of 2005 Series A preferred stock, a warrant to purchase 1,000 shares of the Company's common stock at $.10 per share, and a warrant to purchase 1,000 shares of the Company's common stock at $.125 per share. The warrants are exercisable upon grant and expire three years from the date of grant. The Company recorded the relative fair value of the warrants as an imputed dividend in the amount of $110,000. The Company received $250,000 cash proceeds and a promissory note of $60,000 from preferred unit issuance. The promissory note was collected in August 2005.

2003 Series A

In December 2003, the Company entered into an agreement to issue 8,471 shares of its cumulative convertible Series A Preferred Stock ("2003 Series A") and $1,200,000 of convertible notes payable in exchange for 3,325,000 shares of free trading common stock of Material Technologies, Inc., a publicly traded company whose common stock is quoted on the Over-The-Counter Bulletin Board under the symbol "MTNA." In attempting to execute such transaction, the Company's intent was to gain access to capital markets through the potential sale of MTNA common stock.

At that time, the Company had not filed a certificate of designation with respect to any series of preferred stock. On May 7, 2004, management entered into an agreement whereby the Company exchanged the 3,325,000 shares of common stock of Material Technologies, Inc. in return for the 8,471 shares of 2003 Series A. Accordingly, as of May 7, 2004, no preferred stock was issued or outstanding. However, the Company remains liable on the $1.2 million convertible note payable; see Note 6 for additional information.

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

NOTE 11. STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK

Selected significant common stock transactions for the years ended June 30, 2003, 2004, and 2005 are as follows:

2005

In July 2004, the Company issued 18,806,248 shares of common stock to eight different shareholders, as a result of a cashless exercise of warrants with an exercise price of $0.0625 per share.

In September 2004, the Company issued 3,666,669 shares of common stock at $0.45 per share for cash in connection with the first round a private placement (PIPE
I) for proceeds of approximately $1,453,000 net of commissions and costs. In November 2004, the Company issued an additional 12,832,332 shares to the subscribers of PIPE I to provide them with the same price per share ($0.10) as subscribers of the second round of the same placement (PIPE II) in October 2004.

In September 2004, the Company issued 2,083,333 shares of common stock in connection with the conversion of convertible debentures with a principal balance of $312,500 ($0.15 per share conversion price) and issued an additional 312,500 shares of common stock in connection with the cashless exercise of warrants originally granted with these converted debentures. In December 2004, an additional 1,041,667 shares of common stock were issued related to the September conversion resulting in a revised conversion price of $0.10 per share.

In October 2004, the Company issued 6,050,000 shares of common stock at $0.10 per share for cash in connection with PIPE II for cash proceeds of approximately $520,000 net of commissions and costs.

In October and December 2004 and January 2005, the Company issued an aggregate of 8,835,714 shares of common stock resulting from the conversion of $480,000 of convertible subordinated debentures (the November 2003 Debenture, see Note 6)

In January 2005, the Company issued 1,500,000 shares of common stock in settlement of litigation (see Note 9). The issuance was recorded at $0.10 per share, the fair market value at date of issuance.

From October 2004 through February 2005, the Company issued 4,400,000 shares of common stock at $0.05-$0.17 per share in exchange for legal services. The issuances were recorded at fair market value of the shares at the date of issuance.

In November 2004 and February 2005, the Company issued 700,000 shares of commons stock at $0.10 per shares and issued approximately 964,000 shares of common stock in connection with the exercise of warrants at $0.10 per share for cash proceeds of approximately $184,000 net of commissions and costs.

In March 2005, through three different financings the Company issued an aggregate of 2,500,000 shares at $0.10 per share and approximately 7,417,000 shares at $0.06 per share for aggregate cash proceeds of approximately $626,000 net of commissions and costs.

2004

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

In May, 2004, the Company issued 1,960,000 shares of common stock to three different shareholders, as a result of a net exercise of warrants with an exercise price of $0.0625 per share.

In June, 2004, the Company issued 3,105,262 shares of common stock to three different shareholders, as a result of a net exercise of warrants with an exercise price of $0.0625 per share.

In June, 2004, the Company issued 2,156,250 shares of common stock as a result of convertible debt of $250,000 which was converted at $0.1224 per share.

2003

During April and June 2003, the Company issued 3,642,480 shares of common stock at $0.1224 per share for gross cash proceeds of approximately $448,000 in connection with a private placement.

During the year, the Company issued an aggregate of 840,000 shares at $0.25 per share for cash to four different shareholders.

During the year, the Company issued 4,185,346 shares of common stock as a result of the exercise of warrants with an exercise price ranging from $0.0625-$0.25 per share for total proceeds of approximately $473,000.

WARRANTS

From time to time, the Company issues warrants pursuant to various consulting agreements and in connection with financing arrangements.

During the year ended June 30, 2005, the Company granted warrants to purchase approximately 3,312,000 shares of the Company's restricted common stock at an exercise price ranging from $0.10-$0.12 per share valued at approximately $1,436,000 (based on the Black-Scholes pricing model) for services rendered in connection with fund raising activities. As fund raising costs are accounted for as a reduction of additional paid-in capital and the fair value of warrants are accounted for as an increase in additional paid-in capital, there is no net affect on the accompanying 2005 consolidated financial statements. For fund raising services, the Company is obligated to grant additional warrants to purchase up to 6,187,128 shares of common stock only upon the exercise of warrants issued to investors in connection with the PIPE I and PIPE II financings. The contingent warrants are exercisable at the same price as the investors; 2,062,376 shares at each $0.14, $0.18 and $0.60. No other warrants with a material fair value were issued for services during the year ended June 30, 2005.

During the year ended June 30, 2004, the Company granted warrants to purchase 3,721,000 shares of the Company's restricted common stock at an exercise price ranging from $0.18-$1.80 per share valued at approximately $6,697,000 (based on the Black-Scholes pricing model) for consulting for services rendered. The fair value of these warrants is amortized to expense over the term the services are rendered. Accordingly, approximately $2,560,000 and $846,000 and has been expensed in the accompanying consolidated statement of operations for the years ended June 30, 2005 and 2004, respectively. The remainder of $1,775,000 will be expensed in fiscal 2006.

During the year ended June 30, 2003, the Company granted warrants to purchase 250,000 shares of the Company's restricted common stock at an exercise price of $0.91 per share valued at $206,000 (based on the Black-Scholes pricing model) to a consultant for services rendered, which was expensed in the accompanying consolidated statement of operations for the year ended June 30, 2003. In connection with the issuance, the warrant holder may cause the Company to re-purchase any warrants not previously exercised by the warrant holder on or after June 2006 for $0.46 per share. Accordingly, a related liability of $113,750 representing the Company's re-purchase liability is included in the accompanying consolidated balance sheets at June 30, 2005 and 2004.

A summary of changes in warrants during each period is presented below:

                                                                Weighted Average
                                           Number of Warrants     Exercise Price
                                           ------------------   ---------------

Balance, June 30, 2002                             24,611,488      $       0.07

Warrants granted                                   15,340,813              0.29
Warrants exercised                                 (4,393,886)            (0.11)
Warrants cancelled                                 (3,972,000)            (0.25)
                                                 ------------

Balance at June 30, 2003                           31,586,415      $       0.15

Warrants granted                                   52,681,292              0.48
Warrants exercised                                (21,067,794)            (0.22)
Warrants cancelled                                         --                --
                                                 ------------

Balance at June 30, 2004                           63,199,913      $       0.40

Warrants granted                                   81,200,227              0.20
Warrants exercised                                (19,670,709)            (0.06)
Warrants cancelled                                (20,631,557)            (0.86)
                                                 ------------

Balance at June 30, 2005                          104,097,874      $       0.22
                                                 ============

The following table summarizes information related to warrants outstanding at June 30, 2005, all of which are fully exercisable:

                                          Weighted Average
                                             Remaining
                                             Contractual
      Exercise Price          Number            Life         Exercise Price
      --------------          ------            ----         --------------
    $0.01 - $0.09               8,878,698        2.7             $0.06
    $0.10 - $0.25              73,774,019        3.5              0.13
    $0.26 - $0.50              13,711,500        3.8              0.47
    $0.75 - $0.90               6,908,657        1.8              0.76
    $1.00 - $1.55                 825,000        4.5              1.26

    Totals                    104,097,874        3.4             $0.22

The following outlines the significant assumptions used to calculate the estimated fair value information presented utilizing the Black-Scholes pricing model for the years ended June 30:

                                     2005            2004           2003
                                     ----            ----           ----
Discount rate                        3.90%          2.00%           3.50%
Volatility                           216%         72% - 112%     105% - 170%
Expected life in years                 3              3               3
Expected Dividend yield               --              --             --

STOCK OPTIONS

From time to time, the Company issues non-plan stock options pursuant to various agreements and other compensatory arrangements to employees and third parties.

In October 2004, the Company adopted The AccuPoll Holding Corp. 2004 Incentive Stock Plan (the 2004 ISP). As of September 22, 2005, no options had been granted under the 2004 ISP and it had not been put to vote by the Company's shareholders. On September 22, 2005, the Company's Board of Directors approved the termination of the 2004 ISP.

On September 22, 2005, the Company's Board of Directors approved the adoption of The AccuPoll Holding Corp. 2005 Incentive Stock Plan (2005 ISP), reserved 60 million shares of common stock for issuance under this plan, and authorized the issuance options to purchase 51,538,000 shares of the Company's common stock to qualified grantees, The 2005 ISP allows the Company to issue either stock awards or restricted stock purchase offers (or options to purchase stock), as defined, to directors, officers, employees and consultants of the Company. The exercise price of options shall be no less than 100% (110% for grantees owning more than 10% of the Company's common stock, as defined) of the fair market value on the date of grant. Options shall vest no less than 20% per year and no sooner than one year from the date of grant unless approved by the Board of Directors and shall expire no later than ten years from the date of grant. Unvested options shall terminate upon cessation of the grantee's status as a director, officer, employee or consultant to the Company.

A summary of changes in stock options during each year is presented below:

                                                                Weighted Average
                                      Number of Stock Options     Exercise Price
                                      -----------------------     --------------

Balance, June 30, 2002                              6,780,000      $       0.31

Options granted                                     5,670,000              0.94
Options exercised                                          --                --
Options cancelled                                          --                --
                                                 ------------

Balance at June 30, 2003                           12,450,000      $       0.60

Options granted                                       600,000              1.54
Options exercised                                    (550,000)            (0.51)
Options cancelled                                          --                --
                                                 ------------

Balance at June 30, 2004                           12,500,000      $       0.65

Options granted                                            --                --
Options exercised                                          --                --
Options cancelled                                     (20,000)            (0.91)
                                                 ------------

Balance at June 30, 2005                           12,480,000      $       0.63
Exercisable at June 30, 2005                       12,435,000      $       0.63

Per Share values at grant date of options issued             Weighted Average          Weighted Average
during:                                                         Fair Value               Exercise Price
                                                                ----------               --------------
Year ended June 30, 2004:

  Less than fair market value                                          N/A                       N/A
  Equal to fair market value                                       $  0.74                   $  1.54
  Greater than fair market value                                       N/A                       N/A

Year ended June 30, 2005:

  Less than fair market value                                          N/A                       N/A
  Equal to fair market value                                       $  0.63                   $  0.63
  Greater than fair market value                                       N/A                       N/A

The following table summarizes information related to options at June 30, 2005:

                                     Options Outstanding                         Options Exercisable
                                     -------------------                         -------------------
                                             Weighted Average
                                         Remaining                                             Weighted
                                         Contractual                                           Average
  Exercise Price             Number         Life         Exercise Price           Number    Exercise Price
  --------------          -----------       ----         --------------        -----------  --------------
       $0.31                6,480,000       6.92             $0.31               6,480,000       $0.31
       $0.91                5,400,000       7.62             $0.91               5,400,000       $0.91
       $1.54                  600,000       7.44             $1.54                 555,000       $1.54

  Totals                   12,480,000       7.25             $0.63              12,435,000       $0.63

The following outlines the significant assumptions used to calculate the estimated fair value information presented utilizing the Black-Scholes pricing model for the years ended June 30:

                                           2005          2004        2003
                                           ----          ----        ----
Discount rate                              N/A          2.00%        3.50%
Volatility                                 N/A           72%         170%
Expected life in years                     N/A            3            3
Expected Dividend yield                    N/A            --          --

NOTE 12. QUARTERLY INFORMATION (UNAUDITED)

Selected quarterly financial data

Selected quarterly financial data for each of the quarters in the years ended June 30, 2005 and 2004 are as follows:

    Quarter Ended                  Net Sales            Gross Loss          Net Loss        Net Loss per Share
    -------------                  ---------            ----------          --------        ------------------
Fiscal 2005 (as restated):
  September 30                   $        --          $        --       $   (2,791,746)        $      (0.02)
  December 31                    $        --          $        --       $   (2,877,948)        $      (0.01)
  March 31                       $        --          $        --       $   (2,792,539)        $      (0.01)
  June 30                        $    17,416          $      (470)      $   (1,981,214)        $      (0.01)

Fiscal 2004:
  September 30                   $        --          $        --       $   (1,612,690)        $      (0.01)
  December 31                    $        --          $        --       $   (3,530,699)        $      (0.03)
  March 31                       $        --          $        --       $   (4,182,881)        $      (0.03)
  June 30                        $        --          $        --       $   (2,822,504)        $      (0.02)

In the fourth quarter of fiscal year 2005, the Company recorded adjustments that affect the net loss reported in previous quarters. The effect of these adjustments on the first three quarters of fiscal 2005 is summarized below:

                                                                 Quarter Ended
                                                  ---------------------------------------------
                                                    9/30/04          12/31/04         3/31/05
                                                  -----------      -----------      -----------
Net loss, as previously reported                  $(3,687,072)     $(2,100,705)     $(2,026,401)
  Fair value of warrants granted for services         794,190         (693,700)        (639,967)
  Interest expense including BCFs                    (141,206)        (148,349)        (251,419)
  Capitalized R&D costs                              (132,255)              --               --
  Legal fees expenses                                      --           55,025          204,349
  Fund raising expenses                               381,517               --           66,035
                                                  -----------      -----------      -----------
Net loss, as restated                             $(2,784,826)     $(2,887,729)     $(2,647,403)
                                                  ===========      ===========      ===========

In the first fiscal quarter, the Company recorded professional fees expense to recognize the fiscal 2005 amortization of the fair value of warrants issued for services in fiscal 2004. The Company expensed an amount greater than was appropriate in the first fiscal quarter and no expense was recorded for this fair value amortization in the second or third fiscal quarters. An adjustment was recorded in the fourth fiscal quarter to expense the proper amortization for the fiscal year.

During the course of the fiscal year 2005, the Company borrowed under convertible debenture agreements and recorded the beneficial conversion features as a debt discount. The underlying borrowings occurred in each of the first three fiscal quarters however the BCF was not recorded in the Company's accounts until the fourth fiscal quarter.

In the first fiscal quarter, the Company capitalized certain costs more appropriately classified as research and development. An adjustment was made in the fourth fiscal quarter to expense these costs.

In the second and third fiscal quarters, the Company issued shares of common stock for legal services and recorded expense for the fair market value of the shares issued. The expense recorded exceeded amounts due for services provided through March 31, 2005.

During the first and third fiscal quarters, the Company expensed costs associated with fund raising activities rather than offsetting the proceeds of funds raised. An adjustment was recorded in the fourth fiscal quarter to reduce expense and additional paid-in capital.

See the "Restatements and Reclassifications" section of Note 1 for additional information.

NOTE 13 SUBSEQUENT EVENTS (UNAUDITED)

In August 2005, holders of the November 2003 Debentures exercised their right to convert $120,000 of principal into 1,920,000 shares of the Company's common stock. See also Note 6.

The Company did not meet minimum employment requirements under a Location Incentives Agreement with the Amarillo Economic Development Corporation ("AEDC"). As a result the Company was liable for the repayment of $250,000 cash advance. As of September 14, 2005, the Company had returned the $250,000 advance plus attorney fees of $5,000.. See also Note 9 under the caption "Other".

On September 22, 2005, the Company's Board of Directors approved the termination of the The AccuPoll Holding Corp. 2004 Incentive Stock Plan (the 2004 ISP). In October 2004, the Company adopted the 2004 ISP. As of September 22, 2005, no options had been granted under the 2004 ISP and it had not been approved by the Company's shareholders. Also on September 22, 2005, the Company's Board of Directors approved the adoption of The AccuPoll Holding Corp. 2005 Incentive Stock Plan (2005 ISP), reserved 60 million shares of common stock for issuance under this plan, and authorized the issuance options to purchase 51,538,000 shares of the Company's common stock to qualified grantees. See also Note 11 under the caption "Stock Options".

On September 26, 2005, the Company executed a Conversion and Settlement Agreement with Mutual General Releases whereby, effective September 9, 2005, the June 2003 Debenture and November 2003 Debentures exercised their rights under the debenture agreements and converted $2,242,000 of principal in exchange for 59 million shares of the Company's common stock to be issued in installments through June 2006. The remaining principal and accrued interest totaling approximately $1,300,000 was forgiven by the debenture holders. In connection with the agreement, an outstanding warrant to purchase 6,400,000 shares of common stock at $0.0625 was cancelled and the Company agreed to register for resale 25 million shares of common stock beneficially owned by the debenture holders no later than 180 days following September 26, 2005 or earlier as defined. See also Note 6.