Form 10-Q
period 2005-09-30
ACCUPOLL HOLDING CORP
filed 2005-11-15
CIK 764794

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       or

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________
           COMMISSION FILE NUMBER  ________________________________


                              ACUPOLL HOLDING CORP.
                              ---------------------
                 (Name of small business issuer in its charter)

           NEVADA                                                 11-2751630
           ------                                                 ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 11, 2005, the issuer had 260,906,385 outstanding shares of Common Stock, $.001 par value per share.

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                             PART I - FINANCIAL INFORMATION

Item 1. Financial Statements...........................................     2

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations..................................................    20

Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    32

Item 4. Controls and Procedures........................................    32

                              PART II - OTHER INFORMATION

Item 1. Legal Proceedings..............................................    33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds....    33

Item 3. Defaults Upon Senior Securities................................    34

Item 4. Submission of Matters to a Vote of Security Holders............    34

Item 5. Other Information..............................................    34

Item 6. Exhibits.......................................................    34

                         PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements.

                             ACCUPOLL HOLDING CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 (Unaudited)
                                                             September 30, 2005      June 30, 2005
                                                             ------------------   ------------------
                                ASSETS
CURRENT ASSETS
  Inventory                                                  $          315,124   $          275,243
  Prepaid expenses and other current assets                             166,593              276,172
  Assets of discontinued operations                                       1,960               27,497
                                                             ------------------   ------------------
         Total Current Assets                                           483,677              578,912

PROPERTY & EQUIPMENT, net                                                21,099               14,038
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net                             585,439              797,652
OTHER ASSETS                                                             23,383               28,381
                                                             ------------------   ------------------

         TOTAL ASSETS                                        $        1,113,598   $        1,418,983
                                                             ==================   ==================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Cash overdraft                                             $          111,625   $           56,357
  Accounts payable and accrued expenses                               1,503,477            1,745,158
  Related party payable                                               1,412,710            1,420,210
  Notes and accrued interest to related parties                         288,626              416,250
  Notes payable                                                          15,000               15,000
  Convertible debt, net of discount                                   1,211,670              626,125
  Obligation to issue registered common stock                           950,000                   --
  Put liability related to warrant issuance                             163,760              163,760
  Liabilities of discontinued operations                                377,266              543,786
                                                             ------------------   ------------------
         Total Current Liabilities                                    6,034,134            4,986,646

EQUITY INSTRUMENTS SUBJECT TO RESCISSION                                 87,400            1,415,000

CONVERTIBLE DEBT, including accrued interest of $115,325                     --            3,541,571

COMMITMENTS AND CONTINGENCIES                                                --                   --

CONVERTIBLE SERIES A REDEEMABLE PREFERRED
  STOCK, $0.01 par value, 80,000 shares authorized;
  11,250 and 3,100 shares outstanding at September 30
  and June 30, 2005, respectively;
  preference on liquidation of $100 per share                         1,125,000              310,000

STOCKHOLDERS' DEFICIT
  Common stock, par value of $0.001, 600,0000,000
  shares authorized; 260,795,317 and 235,591,757 shares
  issued and outstanding at September 30
  and June 30, 2005, respectively                                       260,796              235,592
  Additional paid-in capital                                         30,333,286           25,448,544
  Subscription receivable                                                    --              (60,000)
  Accumulated Deficit                                               (36,727,018)         (34,458,370)
                                                             ------------------   ------------------
         Total Stockholders' Deficit                                 (6,132,936)          (8,834,234)
                                                             ------------------   ------------------

         TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND
         STOCKHOLDERS' DEFICIT                               $        1,113,598   $        1,418,983
                                                             ==================   ==================

        SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

                             ACCUPOLL HOLDING CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          For the Three Month Periods Ended September 30, 2005 and 2004
                                   (Unaudited)


                                                                    (Restated)
                                                       2005            2004
                                                  -------------   -------------
NET SALES                                         $          --   $          --

COST OF SALES                                                --              --
                                                  -------------   -------------

GROSS PROFIT                                                 --              --

EXPENSES
  Selling, general and administrative                   734,366         641,939
  Professional fees                                   2,134,213         972,598
  Interest                                              106,943         483,605
  Amortization of capitalized software costs            212,213         693,874
  Gain on forgiveness of debt                        (1,208,123)             --
                                                  -------------   -------------
                                                      1,979,612       2,792,016
                                                  -------------   -------------
NET LOSS FROM CONTINUING OPERATIONS                  (1,979,612)     (2,792,016)

DISCONTINUED OPERATIONS

  Net income (loss) from discontinued operations         (3,915)          7,190
                                                  -------------   -------------

NET LOSS                                          $  (1,983,527)  $  (2,784,826)
                                                  =============   =============

Basic and diluted loss per share
      Continuing operations                       $       (0.01)  $       (0.02)
      Discontinued operations                               --               --
      Net Loss                                    $       (0.01)  $       (0.02)

                                                  =============   =============

Weighted average number of common
shares outstanding                                  235,500,524     175,165,060
                                                  =============   =============

        SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

                             ACCUPOLL HOLDING CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

          For the Three Month Periods Ended September 30, 2005 and 2004
                                   (Unaudited)

                                                                                                           (Restated)
                                                                                              2005             2004
                                                                                           -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations                                                         (1,979,612)     (2,792,016)
Adjustments to reconcile net loss from continuing
    operations to net cash used in operating activities
      Depreciation and amortization                                                            214,198         693,874
      Gain on forgiveness of debts                                                          (1,208,123)             --
      Estimated fair value of options and warrants granted for services                      1,775,000         693,700
      Estimated fair value of common stock issued for services                                 116,000               9
      Amortization of estimated fair value of warrants granted and beneficial
        conversion feature in connection with the issuance of convertible notes payable         53,809         392,500
      Changes in operating assets and liabilities:
      Inventories                                                                              (39,881)        (38,781)
      Prepaid expenses                                                                         109,579         (38,585)
      Other assets                                                                             (85,037)         27,488
      Accounts payable and accrued expenses                                                   (115,325)         22,252
      Related party payables                                                                    (7,500)        (14,000)
      Increase in software development costs                                                        --          (5,199)
                                                                                           -----------     -----------
Net cash used in continuing operations                                                      (1,166,892)     (1,058,758)
                                                                                           -----------     -----------
  Net (loss) income from discontinued operations                                                (3,915)          7,190
  Changes in net assets and liabilities of discontinued operations                             (43,616)       (195,482)
                                                                                           -----------     -----------
Net cash used in discontinued operation                                                        (47,531)       (188,292)
                                                                                           -----------     -----------
Net cash used in operating activites                                                        (1,214,423)     (1,247,050)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                             (9,046)         (3,162)
                                                                                           -----------     -----------

Net cash used in investing activities                                                           (9,046)         (3,162)
                                                                                           -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable to related
  parties                                                                                      132,376              --
Principal payments of notes payable                                                                 --         (10,000)
Proceeds from issuance of convertible notes payable                                            297,473         762,500
Principal payments of convertible notes payable                                                     --        (312,500)
Proceeds from issuance of preferred stock,
  net of issuance costs                                                                        738,352              --
Proceeds from issuance of common stock                                                              --       1,467,384
Proceeds from issuance of commons stock upon
  exercise of warrants, net                                                                         --           3,000
                                                                                           -----------     -----------

Net cash provided by financing activities                                                    1,168,201       1,910,384
                                                                                           -----------     -----------

Net increase (decrease) in cash                                                                (55,268)        660,172
  Cash (overdraft) at beginning of period                                                      (56,357)        113,789
                                                                                           -----------     -----------
  Cash (overdraft) at end of period                                                        $  (111,625)    $   773,961
                                                                                           ===========     ===========

....Continued

        SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

     SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

     Non-cash financing and investing activities consist of the following:

                                                                      (Restated)
                                                            2005         2004
                                                       -------------  ----------
Fair value of beneficial conversion feature with
  convertible debt                                     $      25,736  $  392,500
                                                       =============  ==========
Issuance of convertible debt in settlement of
  notes payable to related parties                     $     260,000  $       --
                                                       =============  ==========
Contractual obligation to issue common stock in
  upon convertible debt conversion                     $     950,000  $       --
                                                       =============  ==========
Change in equity instruments subject to rescission     $  (1,327,600) $  100,000
                                                       =============  ==========
Common stock issued in settlement of trade debt        $      97,367  $       --
                                                       =============  ==========
Common stock issued upon convertible debt conversion   $     910,400  $       --
                                                       =============  ==========
Imputed dividends on convertible redeemable preferred
  stock                                                $     285,121  $       --
                                                       =============  ==========
Par value of common stock issued with cashless
  exercise of warrants and options                     $          --  $   18,806
                                                       =============  ==========

        SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

                     ACCUPOLL HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                   (Unaudited)

Unless the context requires otherwise, "we", "us" or "our" refers to AccuPoll Holding Corp. and its subsidiaries on a consolidated basis.

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission's ("SEC") regulations for interim financial information. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for complete set of financial statements. The unaudited condensed consolidated financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Form 10-K annual report of the Company for the year ended June 30, 2005. In the opinion of management, all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year.

GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statments have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred losses through September 30, 2005, has an accumulated deficit and negative working capital at that date of approximately $36.7 million and $5.5 million, respectively, and has a lack of operational history which, among other factors, raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might results from the outcome of this uncertainty.

In May 2005, the Company received federal certification of its Voting System allowing the Company to market the system to prospective customers. The Company has entered into revenue-generating contracts from its Voting System operations in the fourth quarter of fiscal year 2005 and in the first quarter of fiscal year 2006 with 4 Texas counties; however there is no assurance of any future revenues or how the product will be received by the market at large. In September 2005, pursuant to extensive negotiations that led to a restructuring of a significant portion of our debt obligations, convertible debt holders exercised their conversion rights under the terms of the debentures on outstanding principal $2,242,000 and received 59 million shares of the Company's common stock to be issued in installments through May 2006. All remaining principal and accrued interest totaling approximately $1,208,000 on the June 2003 Debenture and the November 2003 Notes was forgiven and an unexercised warrant for 6,400,000 common shares issued in June 2003 in connection with the June 2003 Debenture was canceled. The Company will require substantial additional funding for continuing the development and marketing of its product. There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.

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

There is no assurance that management's plans will be attained. Consequently, the accompanying consolidated financial statements do not include any adjustments that might result from the Company's inability to continue as a going concern.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the AccuPoll Holding Corp. ("Parent Company") and its wholly-owned subsidiary AccuPoll, Inc. In addition, the accounts of Z prompt, Inc. ("Z prompt"), a wholly-owned subsidiary, are included in such financial statements as discontinued operations. All significant inter-company balances and transactions have been eliminated in consolidation.

Except where the context requires otherwise, the entities named in the preceding paragraph are hereinafter collectively referred to as the "Company."

STOCK-BASED EMPLOYEE COMPENSATION

In October 2004, the Company adopted The AccuPoll Holding Corp. 2004 Incentive Stock Plan (the 2004 ISP). As of September 22, 2005, no options had been granted under the 2004 ISP and it had not been put to vote by the Company's shareholders. On September 22, 2005, the Company's Board of Directors approved the termination of the 2004 ISP.

On September 22, 2005, the Company's Board of Directors approved the adoption of The AccuPoll Holding Corp. 2005 Incentive Stock Plan (2005 ISP), reserved 60 million shares of common stock for issuance under this plan, and authorized the issuance options to purchase 51,538,000 shares of the Company's common stock to qualified grantees. The 2005 ISP allows the Company to issue either stock awards or restricted stock purchase offers (or options to purchase stock), as defined, to directors, officers, employees and consultants of the Company. The exercise price of options shall be no less than 100% (110% for grantees owning more than 10% of the Company's common stock, as defined) of the fair market value on the date of grant. Options shall vest no less than 20% per year and no sooner than six month from the date of grant unless approved by the Board of Directors and shall expire no later than ten years from the date of grant. Unvested options shall terminate upon cessation of the grantee's status as a director, officer, employee or consultant to the Company. On September 22, 2005, the Board of Directors approved grants vesting at 25% in six months and 25% each year thereafter.

SFAS No. 123-R, "Share-Based Payment", a revision to SFAS No. 123, was issued in December 2004 and requires that the compensation costs relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123-R replaces SFAS No. 123, and supersedes APB Opinion No. 25. Due to a recent SEC announcement delaying the effective date, the Company is required to apply SFAS No. 123-R as of July 1, 2005. Thus, the Company's consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after June 30, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value. The Company adopted SFAS No. 123-R effective July 1, 2005.

As the Company has not obtained shareholder approval for the 2005 ISP, the aforementioned September 22, 2005 options to employees (qualified grantees) are not considered outstanding for accounting purposes.

Prior to the adoption of SFAS No. 123-R, at June 30, 2005 and prior years, the Company accounted for stock-based compensation to employees under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company incurred no stock-based employee compensation cost for the three month period ending September 30, 2004 under APB Opinion No. 25. The following table illustrates three months pro-forma effect on net loss and loss per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                          Three Months Ended
                                          September 30, 2004
                                          ------------------

          Net loss available to common    $       (1,983,527)
             stockholders, as reported *
          Pro forma compensation expense             (23,105)
                                          ------------------
          Pro forma net loss              $       (2,006,632)

* These amounts include interest related to certain equity instruments subject to rescission (see Note 5).

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

The development of our voting system first met technological feasibility requirements in fiscal 2003 and was qualified as meeting certain 1990 federal voting system standards in late March 2004 at which time we ceased capitalization of costs and began amortizing them. The costs of developing our voting system to 1990 standards totaling approximately $2,720,000 were fully amortized through June 30, 2005. Upon obtaining the 1990 voting system standards we immediately began to further develop our voting system to meet certain 2002 federal voting system standards, for which we received qualification in May 2005. We began amortizing the capitalized development costs incurred to meet the 2002 voting system standards of approximately $1,053,000 in June 2005. Accumulated amortization of 2002 voting system standards capitalized software development costs is approximately $487,000 and $275,000 at September 30 and June 30, 2005, respectively. No development costs were capitalized in the three month period ended September 30, 2005.

The Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. In fiscal year 2005, the Company re-evaluated the estimated life of its software as a result of the change to 2002 voting standards. Consequently, the estimated useful life was reduced to one year.

LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the three month periods ended September 30, 2005 and 2004:

                                                       Three Months Ended
                                                           September 30,
                                                  -----------------------------
                                                   (Unaudited)      (Unaudited)
                                                       2005            2004
                                                  -------------   -------------
Net loss, as reported                             $  (1,983,527)  $  (2,784,826)

Interest related to equity
instruments subject to rescission                       (12,400)       (100,000)
                                                  -------------   -------------
Dilutive net loss attributable to
common stockholders                               $  (1,995,927)  $  (2,884,826)
                                                  =============   =============
Shares used to compute loss per
common share:                                       235,500,524     175,165,060
                                                  =============   =============
Basic and diluted loss per common
share:                                            $       (0.01)  $       (0.01)
                                                  =============   =============

RESTATEMENT OF QUARTERLY RESULTS

In the fourth quarter of fiscal year 2005, the Company recorded adjustments that affect the net loss reported in previous quarters. The effect of these adjustments on the first three quarters of fiscal 2005 is summarized below:



                                                             Quarter Ended
                                               -----------------------------------------
                                                (Unaudited)   (Unaudited)    (Unaudited)
                                                 9/30/04        12/31/04       3/31/05
                                               ------------   ------------   -----------
Net loss, as previously reported               $ (3,687,072)  $ (2,100,705)  $ (2,026,401)
  Fair value of warrants granted for services       794,190       (693,700)      (639,967)
  Interest expense including BCFs                  (141,206)      (148,349)      (251,419)
  Capitalized R&D costs                            (132,255)            --             --
  Legal fees expenses                                    --         55,025        204,349
  Fund raising expenses                             381,517             --         66,035
                                               ------------   ------------   ------------
Net loss, as restated                          $ (2,784,826)  $ (2,887,729)  $ (2,647,403)

                                               ============   ============   ============
    Balance of Retained Earnings               $ 26,424,375   $ 29,209,201   $ 31,856,604

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

The accompanying condensed consolidated financial statements for the three month period ended September 30, 2004 have been restated to include the adjustments discussed above.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

See "Share-Based Employee Compensation" caption above for discussion of SFAS No. 123-R, "Share-Based Payment", a revision to SFAS No. 123, issued in December 2004. There are no other recently issued accounting pronouncements that will have a significant affect on the consolidated financial statements of the Company.

NOTE 2. DISCONTINUED OPERATIONS

Shut down of Z prompt, Inc.

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

The wind down process entailed terminating customer contracts, reducing staff, collecting outstanding balances due Z prompt and paying its obligations. The wind down is substantially complete at September 30, 2005 with the exception of paying remaining liabilities. Funds available from Z prompt operations including the collection of amounts due and the sale of assets are not sufficient to settle all debts of Z prompt. The Company may have to assume responsibility for payment of this deficiency, including its line of credit facility with a bank in the amount of $64,191 at September 30, 2005.

Results of Discontinued Operations

Based on management's decision to shut down the Z prompt subsidiary in June 2005 together with the termination of customer contracts, staff reductions and partial repayment of the outstanding obligations, the Company has accounted for the activities of the subsidiary as discontinued operations in all periods presented.

Revenues and expenses from Z prompt for the three month periods ended September 30, 2005 and 2004 are summarized below:

                                                       (Unaudited)   (Unaudited)
                                                           2005          2004
                                                       -----------   -----------
Sales                                                  $   169,554   $   494,244
Cost of Sales                                              128,608       329,357
                                                       -----------   -----------
  Gross Profit                                              40,946       164,887
Expenses
  General and administrative                                36,294       154,482
  Professional fees and legal settlements                    5,695            --
  Interest                                                   2,872         3,215
                                                       -----------   -----------
Net income (loss) from discontinued
  operations                                           $    (3,915)  $     7,190
                                                       ===========   ===========

The Company recognized impairments related to Zprompt in prior years. Consequently, there is no additional loss to be recognized by the Company related to the discontinuance of Z prompt.

Net Assets and Liabilities of Discontinued Operations

At September 30 and June 30, 2005, the net assets and liabilities of the discontinued operations were as follows:

                                                       (Unaudited)     (Audited)
                                                      September 30,     June 30,
                                                          2005            2005
                                                       ----------     ----------
Assets of discontinued operations
  Accounts receivable, net of allowance of zero and
    $20,000 at September 30 and June 30, 2005,
    respectively                                       $       --     $   13,684
  Inventories                                                  --          8,793
  Other                                                     1,960          5,020
                                                       ----------     ----------
    Totals                                             $    1,960     $   27,497
                                                       ==========     ==========
Liabilities of discontinued operations
  Accounts payable and accrued expenses                $  313,075     $  471,900
  Deferred revenues                                            --         10,320
  Line of credit                                           64,191         61,566
                                                       ----------     ----------
    Totals                                             $  377,266     $  543,786
                                                       ==========     ==========

Z prompt has a revolving line of credit agreement (the "Line") with a financial institution which is in default at September 30, 2005. The Line bears interest at a variable rate when not in default and an additional 7% when in default equating to 13.75% per annum at September 30, 2005. A shareholder of the Company, who is a former majority shareholder of Z prompt, has guaranteed the Line. The Line is not collateralized by assets of the Company or Z prompt, Inc. At September 30 and June 30, 2005 the outstanding borrowings under the Line total $64,191 and $61,566, respectively, and are included in accounts payable and accrued expenses in the above table.

NOTE 3. NOTES PAYABLE

At September 30 and June 30, 2005 we have notes payable as follows:

                                                     (Unaudited)      (Audited)
                                                    September 30,     June 30,
                                                         2005           2005
                                                    -------------  -------------
Notes payable to officers                           $          --  $     260,000
Notes payable to director                                 288,626        156,250
                                                    -------------  -------------
  Notes payable to related parties                        288,626        416,250
Other                                                      15,000         15,000
                                                    -------------  -------------
                                                    $     303,626  $     431,250
                                                    =============  =============

In August 2005, the Company issued two convertible notes payable to officers of the Company in exchange for the cancellation of notes payable of $260,000 from borrowings through June 2005, which were to become due on September 30, 2005. See Note 4 for additional discussion.

On September 30, 2005, the Company entered into an agreement increasing the principal amount of a loan from one of the Company's directors, by $132,416 to $288,626. The loan is documented by a promissory note in the principal amount of $288,626, as amended. The principal amount of the note plus interest at the rate of 10% per annum is due at any time upon demand but no later than May 23, 2007. In connection with the loan amendment, the Company entered into an intellectual property security agreement (the "Security Agreement") with the note holder dated September 30, 2005. Pursuant to the Security Agreement, the Company granted the note holder a security interest in all of the Company's intellectual property as collateral for the payment and performance of the Company's obligations under the note. Management of the Company believes the terms of the note, as amended, and the Security Agreement are at least as favorable as could be obtained from unrelated third parties.

NOTE 4. CONVERTIBLE NOTES PAYABLE

At September 30 and June 30, 2005 we have convertible notes payable as follows:

                                                     (Unaudited)     (Audited)
                                                    September 30,     June 30,
                                                         2005           2005
                                                    -------------  -------------
Convertible notes payable ("June 2003 and
  November 2003 debentures")                        $          --  $   3,426,245
Convertible notes payable, net of discount                381,125        369,876
Convertible note payable to director, net
  of discount                                             293,750        256,250
Convertible notes payable to officers, net
  of discount                                             536,795             --
                                                    -------------  -------------
                                                    $   1,211,670  $   4,052,371
                                                    =============  =============

June 2003 and November 2003 Debentures

In June 2003, the Company secured a convertible debenture ("June 2003 Debenture") which, at the discretion of the convertible debenture grantor (the "Grantor"), may provide us loans of up to $1,250,000, as amended. The convertible debenture bears interest at an annual rate of 10% and originally matured on December 31, 2003, but has been extended to June 30, 2005. The debenture is convertible on ninety days written notice by Grantor at the lesser of (i) 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date or (ii) $0.0625 per share. In connection with such borrowing, the Company granted a warrant to purchase 6,400,000 shares of the Company's restricted common stock at an exercise price of $0.0625 per common share. At June 30, 2005, we had net borrowings outstanding of $917,650 under the June 2003 Debenture.

In November 2003, the Company secured a revolving credit facility, in the form of two seven-month convertible debentures ("November 2003 Debentures") which, at the discretion of the convertible debenture grantor (the "Grantor"), may provide us loans of up to $5 million, as amended. The debentures bear interest at an annual rate of 10% and originally matured on June 30, 2004, but have been extended to June 30, 2005. The debentures are convertible on ninety days written notice by the holders at the lesser of (i) 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date or (ii) $.0625 per share. At June 30, 2005, we had net borrowings outstanding of $2,508,595 under the November 2003 Debentures.

In August 2005, holders of the November 2003 Debentures exercised their conversion rights on principal of $120,000 and received 1,920,000 common shares of the Company.

Effective September 26, 2005, the Company restructured these obligations as the result of extensive negotiations between the parties. In connection with the execution of a Conversion and Settlement Agreement with Mutual General Releases between the holders of the June 2003 and November 2003 debentures ("2003 Debenture Holders") and the Company, the 2003 Debenture Holders exercised their conversion rights under the terms of the debentures on outstanding principal of $2,242,000 and received 20.8 million shares of the Company's common stock and is entitled to an additional 38.2 million shares of the Company's common stock to be issued in installments through June 2006.All remaining principal and accrued interest totaling approximately $1,208,000 on the June 2003 Debenture and the November 2003 Notes was forgiven and an unexercised warrant for 6,400,000 common shares issued in June 2003 in connection with the June 2003 Debenture was canceled.

The Company recognized a gain on this transaction of approximately $1,208,000 representing the excess of the carrying amounts of the debt and interest over the estimated value of the common stock ($0.038 per share) given to the 2003 Debenture Holders. The estimated value of the common stock was derived by management based on arms-length negotiation with the holders, and represents a bulk discount in relation to the quoted value of the stock on September 26, 2005 given the volume of shares to be issued. Further, as of September 30, 2005 the Company has recorded a liability of $950,000 for the obligation to issue 25 million of the remaining shares at $0.038 per share. The classification as a liability is in accordance with EITF 00-19-"Accounting for Derivative Instruments Indexed to the Company's Own Stock" as the Company is obligated to deliver 25 million registered shares at scheduled future dates. The carrying amounts of the June 2003 and November 2003 Debentures included principal balance of $3,426,246 plus accrued interest of $115,325 totaling $3,541,571.

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

Other Convertible Notes Payable

The Company has a convertible debenture with Lemanik SA. The convertible debenture bears interest at an annual rate of 7% payable upon maturity at October 15, 2005. The debenture is convertible into shares of common stock of $0.10 per share. At September 30, 2005, we had balance of $75,000 under such debenture.

The Company has a convertible debenture with one of our directors, Philip G. Trubey. The convertible debenture bears interest at an annual rate of 10% payable upon maturity at October 21, 2005. The debenture is convertible into shares of common stock of $0.10 per share. At September 30, 2005, we had balance of $300,000 under such debenture.

The Company has a convertible debenture with Maxfield International. The convertible debenture bears interest at an annual rate of 7% payable semi-annually in cash with an original maturity date of October 14, 2004. The maturity date of the debenture was extended to September 30, 2005 with a further extension available to December 31, 2005. The debenture is convertible in to shares of common stock of $0.10 per share. At September 30, 2005, we had balance of $308,000 under such debenture.

In August 2005, the Company issued two convertible notes payable to officers of the Company in exchange for the cancellation of notes payable of $260,000 from borrowings through June 2005, which were to become due on September 30, 2005, and additional borrowings in August and September 2005 of approximately $297,000. The debentures bear interest at an annual rate of 8%. One convertible note with a balance of $432,875, net of a discount of $9,625, at September 30, 2005 matures on August 22, 2006 and is convertible by the holder at the rate of $0.10 per share. The other convertible note with a balance of $103,920, net of a discount of $11,052, at September 30, 2005 matures on August 25, 2006 and is convertible by the holder at the rate of $0.118 per share. The Company recorded the beneficial conversion feature of each convertible note as a debt discount in the aggregate amount of approximately $25,736 and is amortizing the discounts to interest expense over term of the related debt.

There were no other borrowings or repayments of convertible notes payable during the three month period ended September 30, 2005.

NOTE 5. Equity Instruments Subject to Rescission

The Company may be subject to possible claims for rescission with respect to the sale or other issuances of certain common stock, options and warrants. The accompanying consolidated balance sheets reflect an adjustment for the matter described below.

Approximately 26.6 million shares of the Company's common stock, options and warrants that were issued or granted in the United States without registration or qualification under federal or state securities laws during 2003 and 2004 which may be subject to rescission for a period of no more than two years from the date of issue. The fair value of these securities was estimated based on a combination of (a) the selling price of the common stock on the dates sold, (b) the price per the agreement for stock issued in conversion of debt, (c) the fair value of the stock options and warrants on their grant dates, and (d) an independent valuation. Based in part on advice of counsel, the fair value of these options and warrants was estimated using the Black-Scholes option-pricing model. Based on these measurement criteria, the Company's potential liability directly associated with the aforementioned securities transactions is estimated to approximate $87,400 and $1,400,000 (including interest) at September 30, 2005 and June 30, 2005, respectively, plus legal fees and any fines or penalties that might be assessed by regulatory agencies. As the two year rescission period from the date of each subject issuance expires the Company reduces the contingent liability associated with that issuance and increases additional paid-in capital on its consolidated balance sheet.

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

NOTE 6. PREFERRED STOCK

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

Subsequent to the filing of the preferred stock certificate of designation in June 2005 through September 30, 2005, the Company sold 11,250 units, each unit comprised of one share of 2005 Series A preferred stock, a warrant to purchase 1,000 shares of the Company's common stock at $0.10 per share, and a warrant to purchase 1,000 shares of the Company's common stock at $0.125 per share. The warrants are exercisable upon grant and expire three years from the date of grant. The Company recorded the relative fair value of the warrants as an imputed dividend in the amount of $285,121 and $110,000 in the three month period ended September 30, 2005 and the month of June 2005, respectively. As of September 30,2005, the Company had received gross proceeds of $1,125,000 from preferred unit issuances.

NOTE 7. COMMITMENTS AND CONTINGENCIES

CONSULTING AGREEMENTS

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

Roger P. May, a financial consultant ("Consultant") acted as placement agent in one transaction in connection with the sale of the Series A Preferred Stock and Warrants. In consideration for its services as a funds finder, we agreed to pay to the Consultant an amount in cash equal to 10% of the aggregate gross proceeds received by us and to issue to the consultant warrants to purchase such number of shares of Common Stock equal to maximum 10% of aggregate gross proceeds. The warrants issuable to the Consultant are to be negociated and agreed in writing between Consultant and the Company.

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

LITIGATION

Amarillo

In 2003, the Company entered into a Location Incentives Agreement (the "LIA") with the Amarillo Economic Development Corporation ("AEDC") to establish the Company's customer service center and voting machine repair operations in Amarillo, Texas. According to the terms of the LIA, the AEDC paid the Company $250,000 upon execution of a lease for facilities in Amarillo. The funds advanced under the LIA are to be used solely for the operations in Amarillo. If the Company did not meet certain minimum employment requirements (as defined in the LIA), it is required to repay all amounts advanced. The Company recorded the advance in the accompanying consolidated balance sheets in accounts payable and accrued expenses as of June 30, 2005. The Company did not meet the minimum employment requirements. Therefore, as of September 14, 2005 has returned the $250,000 advance plus a $5,000 in attorney fees. In connection with the LIA, during 2003 the Company granted warrants to purchase 250,000 shares of its restricted common stock at an exercise price of $1.04 per share, valued at approximately $174,000 based on the Black-Scholes pricing model. The warrants vested on the grant date, and expire in November 2012.

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

In 2005, a debtor of Z prompt, Laser Pro filed suit against Z prompt and the Company in Superior Court of California, County of Orange, California, in attempt to collect $97,267 in outstanding invoices. The case has been resolved with the defendant receiving 1,283,560 of Company's "144" restricted stock, on September 08, 2005.

General

From time to time, the Company may be involved in various claims, lawsuits or disputes arising in the normal operations of its business. The Company is not currently involved in any such matters which management believes could have a material adverse effect on the Company's financial position or results of operations.

EXCLUSIVE SUPPLY AGREEMENT

The Company has an exclusive contract expiring in 2006 with a vendor to manufacture the Voting System product. Per the agreement, if the supplier is unable to produce and deliver on time the required quantity of product, the Company may obtain the Voting System product from another vendor.

Z PROMPT LIABILITIES

As discussed in Note 2, the Company decided to wind-down the operations of its subsidiary, Z prompt, Inc. Funds available from Z prompt operations including the collection of amounts due and the sale of assets are not sufficient to settle all debts of Z prompt. The Company may have to assume responsibility for payment of this deficiency, totaling approximately $377,000, including its line of credit facility with a bank in the amount of $64,191 at September 30, 2005.

LEASE COMMITMENTS

The Company rents office space under operating lease agreements which expire June 30, 2006 and December 31, 2007. The minimum annual rent payable under such leases approximates $206,000, $30,000 and $15,000 in the years ending June 30, 2006, 2007 and 2008, respectively.

SEC INVESTIGATION

In December 2004, the Company received notice that the Securities and Exchange Commission was conducting an investigation. The Securities and Exchange Commission issued subpoenas to the Company and certain of its officers, directors and affiliates. The Company responded to such subpoenas and has not received further correspondence or any communication from the Securities and Exchange Commission regarding the investigation. An evaluation of the likelihood of an unfavorable outcome and an estimate of the amount or range of potential loss, if any, cannot be made at this time.

NOTE 7. SHAREHOLDERS' EQUITY (DEFICIT)

COMMON STOCK

Selected significant common stock transactions for the three month period ended September 30, 2005 are as follows:

In August 2005, holders of the November 2003 Debentures exercised their conversion rights on principal of $120,000 and received 1,920,000 common shares of the Company.

Effective September 9, 2005, in connection with the execution of a Conversion and Settlement Agreement with Mutual General Releases between the holders of the June 2003 and November 2003 debentures ("2003 Debenture Holders") and the Company, the 2003 Debenture Holders exercised their conversion rights under the terms of the debentures on outstanding principal of $2,242,000 and received 20.8 million shares of the Company's common stock and are entitled to an additional
38.2 million shares of the Company's common stock to be issued in installments through June 2006. See Note 4 for further discussion of this transaction.

In September 2005, the Company issued 200,000 shares of common stock in exchange for legal services valued at $16,000, which were expensed as incurred.

In September 2005, the Company issued 1,283,560 shares of common stock in settlement of a trade debt of approximately $97,000 due to a vendor of its subsidiary, Z prompt, Inc.

In September 2005, the Company issued 1,000,000 shares of common stock in exchange for promotion and advertising services valued at $100,000, which were expensed as incurred.

WARRANTS

From time to time, the Company issues warrants pursuant to various consulting agreements and in connection with financing arrangements.

During the three month period ended September 30, 2005, the Company granted warrants to purchase approximately 815,000 shares of the Company's restricted common stock at an exercise price of $0.10 per share valued at approximately $116,000 (based on the Black-Scholes pricing model) for services rendered in connection with fund raising activities. The warrants become fully vested upon issuance. As fund raising costs are accounted for as a reduction of additional paid-in capital and the fair value of warrants are accounted for as an increase in additional paid-in capital, there is no net affect on the accompanying condensed consolidated financial statements at September 30, 2005 or the three month period then ended.

During the three month period ended September 30, 2005, the Company granted warrants to purchase approximately1,758,000 shares of the Company's restricted common stock at an exercise price ranging from $0.10-$0.17 per share valued at approximately $107,000 (based on the Black-Scholes pricing model) for services rendered in exchange for legal and marketing services. The warrants become fully vested upon issuance. Accordingly, the full fair value of the warrants is expensed upon issuance.

NOTE 8. SUBSEQUENT EVENTS

We entered in a Promissory Note with one of our directors, Philip G. Trubey, on May 23, 2005. The Note bears interest at an annual rate of 10% payable upon maturity at May 23, 2007. At September 30, 2005, we had balance of $288,626 under such debenture. On October 5, 2005, and November 2, 2005, Mr. Phill Trubey advanced additional funds, $200,000 and $100,000, respectively.

On November 8, 2005, as a result of SEC letter with comments to the company S-1 Registration Statement , we filed an Amendment to its, originally filed on January 31, 2005.

On October 14, 2005 we delivered the voting equipment to two Texas counties . On November 8, 2005, we supported the mentioned customers in statewide elections.

In October and November 2005, we secured two additional contracts with two Texas counties and one with the State of Missouri.

On October 25, 2005, the Board of Directors approved the conversion of $1,400,000 of the outstanding amount owed to WTI in to a convertible promissory note. As of November 11, 2005, no action has been taken or Convertible Promissory Note executed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The information in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

General

      We are in the business of developing and marketing computerized voting machines and their associated products and services for use in federal, state, local and private elections. We have developed a direct recording electronic voting system that provides a voter-verified paper audit trail that is both human and machine readable. Our voting system was qualified as meeting 2002 and 1990 federal voting system standards on May 10, 2005 and March 25, 2004, respectively. We believe that it is currently the only electronic voting system qualified under both the 2002 and 1990 federal voting system standards that provides a voter-verified paper audit trail that is both human and machine readable. Completion of qualification testing under the 2002 federal voting system standards enables us to apply for state certification in states that have such a requirement. As of September 30, 2005, our direct recording electronic voting system was certified by the states of Alabama, Arkansas, Kentucky, Mississippi, Montana, Ohio, South Dakota, Utah, West Virginia, Pennsylvania, Texas, Louisiana and Missouri. Currently, we are in the process of applying for certification in additional states.

      We have completed two contracts to conduct private elections using our voting system through September 30, 2005. These two contracts, had a total value of $17,416 and were to conduct a total of three elections for the union local in Long Beach, CA. The completion of federal qualification testing under the 2002 federal voting system standards will allow us to complete pending state certification applications in several states. We had limited revenues during the period from commencement of our voting system operations through September 30, 2005. On June 17, 2005 we entered into our first agreement for the sale of our voting system. We are actively in negotiations with multiple parties for further agreements to provide our voting system products and services. As of, November 11, 2005, we have entered into seven agreements to provide products and services relating to our voting system. We also receive cash flow through private placements of our common stock and other securities. See also the "Liquidity and Capital Resources" section below.

      In June 2005, with support of the Board of Directors, management of the Company decided to begin winding down the activities of Z prompt, Inc. and to close this subsidiary during the first fiscal quarter of 2006. Employees and customers were notified in June 2005 and customer contracts were terminated, without penalty, through August 31, 2005. Z prompt provides hardware maintenance and technology support services primarily to mid- range to Fortune 1000 companies and to state and local governments. The Company purchased Z prompt, Inc. in November 2003 to support its voting system business with technical support. The decision to close the Z prompt subsidiary was reached after analysis of Z prompt's contracts and long-term cash flow forecast together with receipt by AccuPoll, Inc. of federal qualification to 2002 FEC voting system standards of its voting system in May 2005. Although Z prompt emerged from bankruptcy in February 2005, it has not been profitable since its acquisition in November 2003. Management evaluated the losses attributed to Z prompt and determined that reaching sustained profitability in the subsidiary at any time in the near future was unlikely. Further, with receipt of the 2002 FEC voting systems standards qualification, the Company will now focus on seeking state certifications and broadly marketing its voting system as well as fund raising to support these endeavors. The net losses of Z prompt for the year ended June 30, 2005 and the period from November 1, 2003 through June 30, 2004 were $1,270,523 and $3,230,479, respectively.

      For the period ended September 30, 2005, and 2004, we incurred losses from continuing operations of $1,979,612, and $2,792,016, respectively. As of September 30, 2005 we had an accumulated deficit of $36,727,018. Cumulative cash used in operating activities of continuing operations was approximately $10,715,000 from the Company's inception (August 9, 2001) through September 30, 2005. The primary non-cash expenses comprising the difference between the accumulated deficit and cumulative cash used in continuing operations are as follows:

                                                          (rounded to thousands)

Cumulative cash used in activities of continuing operations          $10,715,000
  Depreciation and amortization                                        3,215,000
  Estimated fair value of common stock, options and warrants
    granted for services                                               9,739,000
  Amortization of estimated fair value of warrants granted and beneficial conversion feature in connection with the issuance
    of convertible debt                                                5,486,000
  Convertible debt issued for services                                 1,600,000
  Loss on disposal of investment                                       1,200,000
  Other, net                                                             267,000
                                                                     -----------
Accumulated deficit resulting from continuing operations              32,222,000
  Cumulative losses of discontinued operations                         4,504,000
                                                                     -----------
Accumulated deficit at September 30, 2005                            $36,727,000
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

Results of Continuing Operations

Comparison of Quarter Ended September 30, 2005 to Quarter Ended September 30,
2004

      Revenues: For the quarter ended September 30, 2005 we had no revenues recognized from continuing operations. The revenues for the contracts executed in the reported quarter are recognized at completion of the contract, after delivery and customer acceptance. For the quarter ended September 30, 2004 we had no revenue from continuing operations.

      General and Administrative Expenses: General and administrative expenses were $734,366 for the quarter ended September 30, 2005 as compared to $641,939 for the quarter ended September 30, 2004. The increase in general and administrative expenses is the result of additional marketing costs of approximately $71,000.

      Professional Fees: Professional fees were $2,134,213 for the quarter ended September 30, 2005 as compared to $972,598 for the quarter ended September 30, 2004. The principal factor of the increase is the $1,775,000 amortization expense recorded as fair value of warrants issued for services in 2004. As of September 30, 2005, the fair value of the warrants has been fully amortized.

      Interest Expense: Interest expense was $106,943 for the quarter ended September 30, 2005 as compared to $483,605 for the quarter ended September 30, 2004. The decrease of $376,662 in interest expense is due to a reduction in the amortization of debt discounts associated with non-cash beneficial conversion charges and fair value of warrants granted in connection with the issuance of convertible debt instruments .

      Amortization of Software Costs: Amortization of software costs was $212,213 for the quarter ended September 30, 2005 compared to $693,874 for the quarter ended September 30, 2004. In fiscal 2003, we commenced capitalization of software development costs to meet federal 1990 voting system standards. Our system was qualified as meeting certain 1990 FEC voting system standards in late March 2004 at which time we ceased further capitalization and began amortizing the capitalized development costs. Upon obtaining the 1990 FEC voting system standards we immediately began to further develop our voting system to meet certain 2002 FEC voting system standards, for which we received qualification in May 2005 at which time we ceased further capitalization and began amortizing the capitalized development costs of $1,053,000 incurred to meet the 2002 FEC voting system standards in June 2005.

      Net Loss from Continuing Operations: For the quarter ended September 30, 2005, we incurred a net loss from continuing operations of $1,979,612 or $0.01 per common share. This compares to a net loss from continuing operations of $2,792,016 or $0.02 per common share for the quarter ended September 30, 2004. The decreased in loss is primarily a result of $1,208,123 gain on forgiveness of debt.

Liquidity and Capital Resources

      As described above, in May 2005 we received federal certification under the 2002 federal voting system standards allowing us to complete pending state certification applications in several states. We continue to negotiate with jurisdictions interested in purchasing or leasing our voting system after we complete state certifications. Through September 30, 2005 we have entered into sales contracts with customers totaling $417,544. We expect these contracts to be delivered from October 2005 through March 2006. We expect to secure additional contracts for the sale or lease of our voting system during the next six months and through 2006. This coincides with the 2005-06 time period prescribed to meet the deadlines of the Help America Vote Act.

      From August 2001, the date of our inception, through September 30, 2005, we have raised funds totaling approximately $15 million from the sale of common stock and convertible notes and other securities. We have also issued common stock, convertible notes and other securities in exchange for assets and services.

      As of September 30, 2005 we had a cash overdraft of $111,625 and a working capital deficiency of approximately $5.5 million. Our accumulated deficit as of September 30, 2005 was approximately $36.7 million.

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

      Once we secure substantial contracts for our voting system and begin delivery, we may need to increase our staff so we can meet demand for the voting systems. We expect any resulting increase in spending will be supported by revenues from voting system contracts. With the completion of qualification testing under the 2002 federal voting system standards, counties are expressing a growing interest in our voting system. We have secured four contracts with counties and are in negotiations now with several others to procure our voting system. We cannot guarantee that these negotiations will result in signed contracts, or when the contracts will be approved and signed by the appropriate county authority.

      As per the going concern comment from our independent auditors, we do not currently have sufficient capital resources to fund our planned operations over the next twelve months or beyond.

      Management believes that we will require an additional $6.4 million in financing over the next twelve months to pay past due payables and continue operations. Of the $6.4 million in financing needed, management believes that we will need approximately $2 million to pay past due payables, $3.8 million to continue operations as currently conducted for the next twelve months and $0.6 million for further product development. Additional cash would be used to develop sales and marketing efforts, to buy product inventory, increase our sales staff and generally to improve our financial condition. Additional cash would be used to develop sales and marketing efforts to buy product inventory, increase our sales staff and generally to improve our financial condition. Additional cash would also be used to develop a new version of our hardware, which would help lower costs and increase margins once product is sold. The potential dilutive effects of a $6.4 million financing is dependent upon the market price of our common stock, the number of securities issuable and transaction costs. For example, if we entered into an equity financing at $0.10 per share, we would be required to issue an additional 64 million shares of common stock for $6.4 million gross. Notwithstanding our expected need for $6.4 million in financing during the next twelve months, we cannot guarantee that additional financing will be available, or if available, will be on acceptable terms. If we do not obtain additional financing, we will not be able to continue operations.

      In November 2003, we secured a $5 million dollar revolving credit facility, in the form of two seven-month convertible notes (the "November 2003 Notes"). The November 2003 Notes bear interest at an annual rate of 10% and originally matured on June 30, 2004, but were extended to June 30, 2005. The November 2003 Notes are convertible on 90 days written notice by the holders at the lesser of (i) 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date or (ii) $.0625 per share. At June 30, 2005, we had a balance of $2,509,000 under the November 2003 Notes. The November 2003 Notes matured on June 30, 2005. On August 3, 2005 holders of the November 2003 Notes exercised their right to convert principal of $120,000 into 1,920,000 common shares. See below for further discussion of the November 2003 Notes.

      We have a convertible debenture (the "June 2003 Debenture") with Palisades Holdings, LLC whereby Palisades Holdings, at its discretion, may provide us loans of up to $1,250,000. The June 2003 Debenture bears interest at an annual rate of 10% and originally matured on June 30, 2004, but was extended to June 30, 2005. The June 2003 Debenture is convertible on 90 days written notice by Palisades Holdings at the lesser of (i) 50% of the average three lowest closing prices for our common stock for the twenty days immediately preceding the conversion date or (ii) $.0625 per share. At June 30, 2005, we had a balance of $918,000 under the June 2003 Debenture. The debenture is currently in default and our management is negotiating the terms for an extension. The June 2003 Debenture matured on June 30, 2005. See below for further discussion of the June 2003 Debenture.

      On September 26, 2005, in connection with the execution of a Conversion and Settlement Agreement with Mutual General Releases with the holders of the June 2003 Debenture and the November 2003 Notes ("2003 Debenture Holders"), the 2003 Debt Holders exercised their conversion rights pursuant to the existing terms of the June 2003 Debenture and the November 2003 Notes on $2,242,000 principal amount. We are required to issue 59 million shares of common stock pursuant to such conversion in periodic installments through June 2006. All remaining principal and accrued interest totaling approximately $1,208,000 on the June 2003 Debenture and the November 2003 Notes was forgiven and an unexercised warrant for 6,400,000 common shares issued in June 2003 in connection with the June 2003 Debenture was canceled. The Company recognized a gain on this transaction of approximately $1,208,000 representing the excess of the carrying amounts of the debt and interest over the estimated value of the common stock ($0.038 per share) given to the 2003 Debenture Holders. The estimated value of the common stock was derived by management based on arms-length negotiation with the holders, and represents a bulk discount in relation to the quoted value of the stock on September 26, 2005 given the volume of shares to be issued. Further, as of September 30, 2005 the Company has recorded a liability of $950,000 for the obligation to issue 25 million of the remaining shares at $0.038 per share. The classification as a liability is in accordance with EITF 00-19-"Accounting for Derivative Instruments Indexed to the Company's Own Stock" as the Company is obligated to deliver 25 million registered shares at scheduled future dates. The carrying amounts of the June 2003 and November 2003 Debentures included principal balance of $3,426,246 plus accrued interest of $115,325 totaling $3,541,571.

      We have a convertible debenture with Maxfield International. The convertible debenture bears interest at an annual rate of 7% payable semi-annually in cash with an original maturity date of October 14, 2004. The maturity date of the debenture was extended to September 30, 2005 with a further extension available to December 31, 2005. The debenture is convertible in to shares of common stock of $0.10 per share. At September 30, 2005, we had balance of $308,000 under such debenture.

      We have a convertible debenture with Lemanik SA. The convertible debenture bears interest at an annual rate of 7% payable upon maturity at October 15, 2005. The debenture is convertible into shares of common stock of $0.10 per share. At September 30, 2005, we had balance of $75,000 under such debenture.


      We have a convertible debenture with one of our directors, Philip G. Trubey. The convertible debenture bears interest at an annual rate of 10% payable upon maturity at October 21, 2005. The debenture is convertible into shares of common stock of $0.10 per share. At September 30, 2005, we had balance of $300,000 under such debenture.

      We entered in a Promissory Note with one of our directors, Philip G. Trubey, on May 23, 2005. The Note bears interest at an annual rate of 10% payable upon maturity at May 23, 2007. At September 30, 2005, we had balance of $288,626 under such debenture.

      We had Promissory Notes Payable with two of our Officers. On August 22, 2005, the balance of $260,000 has been transformed in convertible debentures. The convertible debenture bears interest at an annual rate of 8% payable upon maturity at October 21, 2006. The debenture is convertible into shares of common stock of $0.10 per share. At September 30, 2005, we had balance of $442,500 under Dennis Vadura debenture, and $114,973 under Frank Wiebe debenture.

      Our subsidiary Z prompt, Inc. has a line of credit with Bank of America dated October 28, 2003 for a principal amount of $250,000. As of August 30, 2004, the note is in default. On February 3, 2005, the Bank of America withdrew $172,579 (principal and interest) from the Z prompt checking account. The outstanding balance at September 30, 2005 was approximately $64,000 including accrued interest.

      In December 2002, we entered into a location incentive agreement with the Amarillo Economic Development Corporation ("AEDC"). In January 2003, we received a $250,000 grant from the AEDC, which amount is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets since we have not yet fulfilled our obligations related to the agreement. As part of the agreement, we granted the AEDC warrants to purchase 250,000 shares of our restricted common stock at an exercise price of $1.60 per share. Additional cost associated with the Amarillo, Texas facilities is rent in the amount of approximately $28,000 and approximately $26,000 for the years ended June 30, 2005 and 2004, respectively. These are the only additional expenses incurred in regards to the location incentives agreement to date. We did not fulfill our minimum employment obligations under the agreement and, as required, re-paid the $250,000 incentive grant to AEDC in August 2005.

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

      As of September 30, 2005, our subsidiary Z prompt, Inc. owed us $2,316,349 from outstanding loans. The funds were necessary for Z prompt to continue operations. The outstanding balance does not have any specific repayment terms other than being due and payable to us as Z prompt can afford to make payments. The loan does not bear any interest. The funds were necessary for Z prompt to continue operations. In June 2005, management decided to wind-down the operations of Z prompt. There is no material loss on the closure of Z prompt. The wind-down is substantially complete at October 18, 2005 with the exception of paying or otherwise retiring all debts of Z prompt.

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

      In January 2005, various European investors exercised 931,525 warrants at an exercise price of $0.10 per share. The original warrant exercise price of these warrants was $.75 and $.1224. The exercise was made at $0.10 due to an anti-dilution adjustment caused by our November 2004 private placement. Due to the adjustment, the number of shares issuable under the warrants increased to 2,743,930 common shares, which provided total proceeds of $274,393. As consideration for exercising the warrants, for every warrant exercised the Company issued investors a 5-year replacement warrant at $0.12.

      On January 20, 2005, $80,000 of the Hyde Investments convertible debenture was converted into 2,285,714 shares of common stock.

      In March 2005, various European investors exercised approximately 7,416,000 warrants at an exercise price of $0.06 per share. The proceeds raised from this transaction were $445,000. An additional 1,000,000 warrants were exercised by another European investor at an exercise price of $0.10 per share for proceeds of $100,000.

      In March 2005, through three different financings the Company issued an aggregate of 2,500,000 shares at $0.10 per share and approximately 7,417,000 shares at $0.06 per share for aggregate cash proceeds of approximately $626,000 net of commissions and costs.

      In March 2005, a Canadian investor purchased 1.5 million shares for a price of $0.10 per share for proceeds of $150,000.

      Between June 14, 2005 and September 30, 2005, we sold an aggregate of 11,250 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock"), warrants to purchase an aggregate of 11,250,000 shares common stock with an exercise price of $0.10 per share ("$0.10 Warrants"), and warrants to purchase an aggregate of 11,250,000 shares of common stock with an exercise price of $0.125 per share ("$0.125 Warrants"), to accredited investors in private placement transactions. As of September 30, 2005, we received aggregate gross proceeds of $1,125,000 from sales of Series A Preferred Stock and Warrants. For each share of Series A Preferred Stock purchased investors received a $0.10 Warrant to purchase 1,000 shares of common stock and a $0.125 Warrant to purchase 1,000 shares of common stock. The Warrants are exercisable for a term of three years. The stated value of the Series A Preferred Stock is $100. The Series A Preferred Stock is convertible at any time at the holders' option into that number of shares of common stock equal to the stated value divided by $0.10, subject to adjustment for stock dividends, stock splits, reclassifications, and similar events. We agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants no later than 60 days after the closing date. If such registration statement is not filed on or before 60 days after the closing date or if the registration statement is not declared effective by the Securities and Exchange Commission on or before 60 days after the closing date (or 90 days after the closing date if the registration statement is reviewed by the Securities and Exchange Commission), then we must pay to each investor liquidated damages equal to 5% percent of the aggregate subscription amount paid by investors for each month that such event has not occurred.

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

      Roger P. May, a financial consultant ("Consultant") acted as placement agent in one transaction in connection with the sale of the Series A Preferred Stock and Warrants. In consideration for its services as a funds finder, we agreed to pay to the Consultant an amount in cash equal to 10% of the aggregate gross proceeds received by us and to issue to the consultant warrants to purchase such number of shares of Common Stock equal to maximum 10% of aggregate gross proceeds. The warrants issuable to the Consultant are to be negociated and agreed in writing between Consultant and AccuPoll.

      Web Tools International, Inc., a related party, provided us with software development services related to the product development of our electronic voting system during the period April 1, 2002 until March 31, 2004. During that period Web Tools International, Inc. billed us approximately $2.8 million. As of September 30, 2005, the outstanding amount owed to Web Tools International, Inc. was $1,412,710. The outstanding amount due to Web Tools International, Inc. does not bear any interest. If we cannot repay this loan, the entire amount of the loan may be recorded as a loss, which would adversely affect our financial condition and prospects.

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

      At September 30, 2005, approximately 275,000 shares of our outstanding common stock, options and warrants are subject to rescission (using a two year lookback), with a potential liability approximating $87,400, including interest at 10% per annum. Management is unable to determine at this time whether any claim for rescission may be filed against us; however, there can be no assurance that claims will not be asserted. In addition, regulatory agencies could launch a formal investigation and/or institute an enforcement proceeding against us for violations of federal and state registration and qualification requirements.

Capital Expenditures

      We anticipate certain capital expenditures related to developing and testing subsequent versions of the voting system hardware and software. We can not estimate such capital expenditures as this point. We will rely on future fund raising in order to pay for development and testing of these subsequent versions. We currently have no definitive plans to secure such financing.

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

Going Concern

      At September 30, 2005, we had an accumulated deficit of $36.7 million. As of November 11, 2005, we executed seven contracts to sell our voting systems. These contracts approximate $600,000 in revenues.

      However, the Company has incurred operating losses since inception, and has a working capital deficit of approximately $5.5 million and a significant stockholders' deficit of approximately $36.7 million. Consequently, we will require substantial additional funding for continuing the development, obtaining regulatory approval, and commercialization of our product. There is no assurance that we will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on satisfactory terms.

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

Contractual Obligations

      As of September 30, 2005, we had the following contractual obligations:

                                                              Payments due by period
                                                        ----------------------------------
                                                                    Less than
Contractual Obligations                                   Total      1 year      1-3 years
                                                        ----------  ----------  ----------
Operating Lease Obligations
     Greenberg Farrow Architecture - AccuPoll - Tustin  $  133,826  $  133,826
     Loutex Amarillo - Texas Office Lease               $   62,304  $   54,579  $    7,725

Long-Term Debt
     Bank of America Line of Credit (Z prompt)          $   64,191  $   64,191
     Philip G. Trubey (Director)                        $  288,626  $  288,626
     Frank Ehret (related party)                        $   15,000  $   15,000

Convertible Debt
     Maxfield International                             $  308,000  $  308,000
     Lemanik SA                                         $   75,000  $   75,000
     Philip G. Trubey (Director)                        $  300,000  $  300,000
     Officers                                           $  557,473  $  557,473

Consulting Agreements
     National Strategies Inc.                           $  146,115  $  146,115
     Antara Communications                              $   22,365  $   22,365


Total                                                   $1,972,900  $1,965,175  $    7,725

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

Business Trends

      There are three business trends evident in the market today that are material to our operations. The first is the delay in the procurement cycle until after the November 2004 election. This trend was influenced by two factors: 1) the delay in the distribution of the federal funds by the United States Election Assistance Commission, and 2) the presidential election in November 2004. The delay in the distribution of the federal funds was caused by the delay in nominating and confirming the Election Assistance Commissioners (originally scheduled to be completed by April 2003, but instead was completed in December 2003), and the delay on the part of some states in meeting all the requirements for the funds to be released by the Election Assistance Commission. With the delay in funding until June 2004, less than five months before the November 2004 election, the majority of counties decided not to risk making any changes until after the November 2004 election. At a public meeting of the Election Assistance Commission on October 25, 2005 the following status was reported in regards to distribution of Federal Funds under HAVA: As of October 21, 2005, over $2.2 billion of the $2.3 billion in federal funds appropriated under Title II of HAVA has been distributed to the states and the remaining $43.3 million is waiting for states to complete the HAVA state plan certification process. This is in addition to the $650 million of the Title I funds appropriated under HAVA that was distributed in 2003.

      The second business trend is the growing momentum of the voter verified paper ballot movement. As of October 18, 2005, twenty-six states (Alaska, Arkansas, California, Colorado, Connecticut, Hawaii, Idaho, Illinois, Maine, Michigan, Minnesota, Missouri, Montana, New Hampshire, New Jersey, New Mexico, New York, Nevada, North Carolina, Ohio, Oregon, South Dakota, Utah, Vermont, Washington and West Virginia) have passed legislation requiring a voter verified paper ballot. Another thirteen states (Arizona, Florida, Georgia, Indiana, Iowa, Kansas, Maryland, Massachusetts, South Carolina, Tennessee, Texas, Virginia and Wisconsin) are actively considering legislation that would make it a requirement. In addition, federal legislation has been introduced in the U.S. House and U.S. Senate to amend HAVA to expressly require a voter verified paper audit trail.

      The third business trend is the growing list of states that are requiring direct recording electronic voting systems to be qualified under the 2002 federal voting system standards. This requirement is primarily focused in states where electronic voting systems have not been previously used (e.g., Illinois, Missouri, Iowa, Kentucky and North Carolina).

      Overall the net impact of these trends on us is positive. We already have a direct recording electronic voting system with a voter verified paper audit trail qualified under the 2002 FEC voting system standards. This places us in a position that as of September 30, 2005, we are one of the only two vendors with a direct recording electronic voting system that is qualified under the 2002 FEC voting system standards with a voter verified paper audit trail. This is especially important in states like Missouri, Iowa and Illinois that have not previously authorized direct recording electronic voting systems to be used in the state, but must at a minimum meet the accessibility requirements under HAVA (i.e., one direct recording electronic voting machine per polling place).

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

      The development of our voting system first met technological feasibility requirements in fiscal 2003. At that time we commenced capitalization of development costs to meet federal 1990 voting system standards. Our system was qualified as meeting certain 1990 FEC voting system standards in late March 2004 at which time we ceased capitalization of costs and began amortizing them. The costs of developing our voting system to 1990 FEC voting system standards totaling approximately $2,720,000 are fully amortized at June 30, 2005. Upon obtaining the 1990 voting system standards we immediately began to further develop our voting system to meet certain 2002 FEC voting system standards, for which we received qualification in May 2005. We began amortizing the capitalized development costs incurred to meet the 2002 FEC voting system standards of approximately $1,053,000 in June 2005. The Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. In fiscal year 2005, the Company re-evaluated the estimated life of its software as a result of the change to 2002 voting standards. Consequently, the estimated useful life was reduced to one year.

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

      Approximately 275,000 shares of our common stock, options and warrants that were issued or granted in the United States without registration or qualification under federal or state securities laws during 2003 and 2004 (using a two-year lookback) may be subject to rescission. The fair value of these securities was estimated based on a combination of (a) the selling price of the common stock on the dates sold, (b) the price per the agreement for stock issued in conversion of debt, (c) the fair value of the stock options and warrants on their grant dates, and (d) an independent valuation. Based in part on advice of counsel, the fair value of these options and warrants was estimated using the Black-Scholes option-pricing model. Based on these measurement criteria, our potential liability directly associated with the aforementioned securities transactions is estimated to approximate $87,400 (including interest at 10% per annum) at September 30, 2005 plus legal fees and any fines or penalties that might be assessed by regulatory agencies.

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

      On September 22, 2005, the Company's Board of Directors approved the adoption of The AccuPoll Holding Corp. 2005 Incentive Stock Plan (2005 ISP), reserved 60 million shares of common stock for issuance under this plan, and authorized the issuance options to purchase 51,538,000 shares of the Company's common stock to qualified grantees. The 2005 ISP allows the Company to issue either stock awards or restricted stock purchase offers (or options to purchase stock), as defined, to directors, officers, employees and consultants of the Company. The exercise price of options shall be no less than 100% (110% for grantees owning more than 10% of the Company's common stock, as defined) of the fair market value on the date of grant. Options shall vest no less than 20% per year and no sooner than six month from the date of grant unless approved by the Board of Directors and shall expire no later than ten years from the date of grant. Unvested options shall terminate upon cessation of the grantee's status as a director, officer, employee or consultant to the Company. On September 22, 2005, the Board of Directors approved grants vesting at 25% in six months and 25% each year thereafter.

      SFAS No. 123-R, "Share-Based Payment", a revision to SFAS No. 123, was issued in December 2004 and requires that the compensation costs relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123-R replaces SFAS No. 123, and supersedes APB Opinion No. 25. Due to a recent SEC announcement delaying the effective date, the Company is required to apply SFAS No. 123-R as of July 1, 2005. Thus, the Company's consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after June 30, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value. The Company adopted SFAS No. 123-R effective July 1, 2005. As the Company has not obtained shareholder approval for the 2005 ISP, the aforementioned September 22, 2005 options to employees (qualified grantees) are not considered outstanding for accounting purposes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      Changes in United States interest rates would affect the interest earned on our cash and cash equivalents. Based on our overall interest rate exposure at September 30, 2005, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. Our debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on our financial position or results of operations.

Item 4. Controls and Procedures.

(a) Disclosure controls and procedures

      The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the deadlines specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the internal controls over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in the reports it files under the Exchange Act is: (i) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (ii) recorded, processed summarized and reported within time periods specified in SEC rules and forms.

(b) Changes in Internal Control Over Financial Reporting

      There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonable likely to materially affect, the Company's internal controls over financial reporting.

                                     PART II

Item 1. Legal Proceedings.

      No new legal proceedings were commenced during the quarter ended September 30, 2005 and there was no material development in a pending legal proceeding during the quarter ended September 30, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      From June 14, 2005 to October 18, 2005, we have sold an aggregate of 11,250 shares of Series A Convertible Preferred Stock, warrants to purchase an aggregate of 11,250,000 shares common stock with an exercise price of $0.10 per share, and warrants to purchase an aggregate of 11,250,000 shares of common stock with an exercise price of $0.125 per share, to accredited investors in private placement transactions. As of September 23, 2005, we received aggregate gross proceeds of $1,125,000 from sales of Series A Preferred Stock and Warrants. These private placements were exempt from registration under Rule 506 of Regulation D under the Securities Act of 1933, as amended.

      We had Promissory Notes Payable with two of our Officers. On August 22, 2005, the balance of $260,000 has been transformed in convertible debentures. The convertible debenture bears interest at an annual rate of 8% payable upon maturity at October 21, 2006. The debenture is convertible into shares of common stock of $0.10 per share. At September 30, 2005, we had balance of $442,500 under Dennis Vadura debenture, and $114,973 under Frank Wiebe debenture.

      On August 22, 2005, Dennis Vadura, our current Chairman of the Board and Chief Technology Officer and former Chief Executive Officer, loaned us $110,000. As evidence of the $110,000 loan and prior existing loans totaling $230,000 from Mr. Vadura, we issued Mr. Vadura a convertible promissory note in the principal amount of $340,000. The principal sum of $340,000 is due to be repaid on August 22, 2006. The convertible promissory note bears interest at the rate of 8% per annum, payable monthly in arrears beginning October 2005. Principal and interest on the convertible promissory note is convertible into common stock at the rate of $0.10 per share. These transactions were exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

      On August 25, 2005, Frank J. Wiebe, a current director and our Chief Operating Officer, Secretary and Treasurer and former President, loaned us $25,000. As evidence of the $25,000 loan and prior existing loans totaling $37,473 from Mr. Wiebe, we issued Mr. Wiebe a convertible promissory note in the principal amount of $62,473. The principal sum of $62,473 is due to be repaid on August 25, 2006. The convertible promissory note bears interest at the rate of 8% per annum, payable monthly in arrears beginning October 2005. Principal and interest on the convertible promissory note is convertible into common stock at the rate of $0.10 per share. These transactions were exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

      In August 2005, Hyde Investments converted $120,000 of their convertible debt into 1,920,000 shares of common stock. The transaction was exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended.

      In September 2005, we issued 200,000 shares of common stock for legal services rendered, valued at $16,000. This transaction was exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

      In September 2005, we issued 1,283,560 shares of common stock for a Settlement Agreement to honored the debt of $97,267 in accounts payable, of our discontinued subsidiary, Zprompt. This transaction was exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

      In September 2005, we issued 1,000,000 shares of common stock for advertising and promotion services rendered, valued at $100,000. This transaction was exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

      On September 6, 2005, we increased the principal amounts of the above convertible promissory notes issued to Messrs. Vadura and Wiebe. The amendments to the convertible promissory notes reflect additional loans extended to us in the amount of $102,500 from Mr. Vadura and in the amount of $52,500 from Mr. Wiebe. The current principal amounts of the 8% convertible promissory notes are $442,500 and $114,973, respectively, for Messrs. Vadura and Wiebe. These transactions were exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

      On September 22, 2005, we authorized the issuance of options to purchase 51,558,000 shares of common stock to qualified grantees (directors, officers, employees and consultants) under our 2005 Incentive Stock Plan. These issuances were exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

      On September 26, 2005, Palisades Capital, LLC, Hyde Investments, LLC and Livingston Investments, Ltd. exercised their conversion rights pursuant to the existing terms on an outstanding principal amount of $2,242,000 of convertible debentures at a conversion price of $0.038 per share for a total of 59 million shares of common stock to be issued in installments through June 2006. All remaining principal and accrued interest totaling approximately $1,208,000 was forgiven and an unexercised warrant for 6,400,000 common shares issued in June 2003 to GCH Capital, Ltd. was canceled. On September 26, 2005, we issued 20,800,000 shares of common stock, as a first installment of the above described settlement These issuances were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, Rule 506 promulgated under the Securities Act of 1933, and/or Regulation S promulgated under the Securities Act of 1933.


Item 3.        Defaults Upon Senior Securities.

      As of September 30, 2005, we do not have any defaults senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5. Other Information.

      Not applicable.

Item 6. Exhibits.

Exhibit
Number    Description
-------   --------------------------------------------------------------------------------------
4.21      Form of Securities  Purchase  Agreement  for the purchase of Series A Preferred  Stock
          (Incorporated by reference from Exhibit 4.1 to Form 8-K, filed June 29, 2005)

4.22      Disclosure  Schedules to  Securities  Purchase  Agreement for the purchase of Series A
          Preferred  Stock  (Incorporated  by reference from Exhibit 4.2 to Form 8-K, filed June
          29, 2005)

4.23      Form of legal opinion in connection  with Form of  Securities  Purchase  Agreement for the purchase of Series A Preferred Stock  (Incorporated  by reference from Exhibit 4.3 to Form 8-K, filed June 29, 2005)

4.24      Form of  Common  Stock  Purchase  Warrant  with  exercise  price  of $0.10  per  share
          (Incorporated by reference from Exhibit 4.4 to Form 8-K, filed June 29, 2005)

4.25      Form of  Common  Stock  Purchase  Warrant  with  exercise  price of  $0.125  per share
          (Incorporated by reference from Exhibit 4.5 to Form 8-K, filed June 29, 2005)

4.26      Form of Registration  Rights Agreement in connection with Form of Securities  Purchase
          Agreement  for the  purchase of Series A Preferred  Stock  (Incorporated  by reference from Exhibit 4.6 to Form 8-K, filed June 29, 2005)

4.27      Form of Escrow Agreement in connection with Form of Securities  Purchase Agreement for the purchase of Series A Preferred Stock  (Incorporated  by reference from Exhibit 4.7 to Form 8-K, filed June 29, 2005)

4.28      8%  Convertible  Promissory  Note  dated  August  25,  2005  issued to Frank J.  Wiebe
          (Incorporated by reference from Exhibit 4.1 to Form 8-K, filed August 26, 2005)

4.29      8%  Convertible  Promissory  Note  dated  August  25,  2005  issued to  Dennis  Vadura
          (Incorporated by reference from Exhibit 4.2 to Form 8-K, filed August 26, 2005)

4.30      Amendment No. 1 to 8% Convertible  Promissory Note due August 25, 2006 issued to Frank
          J. Wiebe  (Incorporated  by reference from Exhibit 4.2 to Form 8-K, filed September 8,
          2005)

4.31      Amendment  No. 1 to 8%  Convertible  Promissory  Note due  August 25,  2006  issued to
          Dennis  Vadura  (Incorporated  by  reference  from  Exhibit  4.4 to  Form  8-K,  filed
          September 8, 2005)

4.32      Promissory  Note  dated May 23,  2005  issued to Philip  G.  Trubey  (Incorporated  by reference from Exhibit 4.1 to Form 8-K, filed October 4, 2005)

4.33      Amendment  No. 1, dated  September  30, 2005,  to  Promissory  Note dated May 23, 2005 issued to Philip G. Trubey  (Incorporated  by reference  from Exhibit 4.2 to Form 8-K, filed October 4, 2005)

4.34      Amendment No. 2, dated  October 6, 2005, to Promissory  Note dated May 23, 2005 issued to Philip G. Trubey  (Incorporated  by reference  from Exhibit 4.2 to Form 8-K,  filed
          October 11, 2005)

4.35      Intellectual  Property Security Agreement made as of September 30, 2005 by and between
          AccuPoll  Holding Corp. and Philip G. Trubey  (Incorporated  by reference from Exhibit
          10.1 to Form 8-K, filed October 4, 2005)

10.15     Employment  Agreement  of  William  E.  Nixon  dated  July 1,  2005  (Incorporated  by reference from Exhibit 10.1 to Form 8-K filed July 8, 2005)

10.16     Employment  Agreement of Dennis Vadura dated July 1, 2005  (Incorporated  by reference from Exhibit 10.2 to Form 8-K filed July 8, 2005)

10.17     Employment  Agreement  of Frank Wiebe dated July 1, 2005  (Incorporated  by  reference from Exhibit 10.3 to Form 8-K filed July 8, 2005)

10.19     Conversion and Settlement  Agreement With Mutual Releases entered into as of September
          26, 2005,  by and between  AccuPoll  Holding  Corp,  AccuPoll,  Inc.,  Dennis  Vadura,
          Corporate  Legal  Services,  LLP,  Palisades  Capital,  LLC,  Hyde  Investments,  LLC,
          Livingston  Investments,  Ltd. and GCH Capital,  Ltd.  (Incorporated by reference from
          Exhibit  10.4 to the  Company's  annual  report on Form 10-K for the fiscal year ended
          June 30, 2005, filed September 28, 2005)

10.20     Registration  Rights  Agreement  dated as of September 26, 2005, by and among AccuPoll
          Holding  Corp.,   Palisades  Capital,  LLC,  Hyde  Investments,   LLC  and  Livingston
          Investments,  Ltd.  (Incorporated  by reference  from  Exhibit  10.5 to the  Company's annual  report on Form 10-K for the fiscal year ended June 30, 2005,  filed  September
          28, 2005)

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

                                           ACCUPOLL HOLDING CORP.


  Dated: November 14, 2005        By:    /s/ William E. Nixon
                                         -----------------------------
                                         William E. Nixon,
                                         Chief Executive Officer


  Dated: November 14, 2005        By:    /s/ Diana Dimadi
                                         -----------------------------
                                         Diana Dimadi,
                                         Chief Financial Officer and Principal
                                         Accounting Officer