Form 10-Q
period 2008-03-31
Rudy Nutrition
filed 2008-05-16
CIK 764794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2008

Commission File Number: 000-32849

RUDY NUTRITION
 (Exact name of small business issuer as specified in its charter)

Nevada	11-2751630
(State of incorporation)	(IRS Employer ID No.)

P.O. Box 93507, Las Vegas, NV 89118
(Address of principal executive office)

(866) 783-9738
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer,” and “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐  Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of shares outstanding of registrant’s common stock, par value $0.001 per share, as of March 31, 2008, was 63,546,000.

Rudy Nutrition and Subsidiaries
Index

PART 1:      FINANCIAL INFORMATION

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Rudy Nutrition and Subsidiary

We have reviewed the accompanying condensed consolidated balance sheet of Rudy Nutrition and Subsidiary as of March 31, 2008, and the related condensed consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the three-month period ended March 31, 2008. These interim financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore & Associates, Chartered
Moore & Associates, Chartered
Las Vegas, Nevada
May 16, 2008

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

RUDY NUTRITION AND SUBSIDIARY
Balance Sheets
March 31, 2008 and June 30, 2007

	March 31,	June 30,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$11,347	$74,191
Accounts receivable trade, net of allowance of $40,000 and
$25,000 at March 31, 2008 and June 30, 2007, respectively	37,607	74,089
Inventory	27,494	11,137
Prepaid expenses	22,047	68,265
Total current assets	98,495	227,682
Property and equipment, net	37,989	-
Total assets	$136,484	$227,682

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$520,541	$449,845
Accrued expenses	463,496	789
Convertible notes payable	1,631,715	-
Due affiliates	1,932,512	2,008,482
Total liabilities	4,548,264	2,459,116

Commitments and contingencies

Convertible Series A redeemable preferred stock; $0.01 par value;
80,000 shares authorized; 13,850 shares issued and
outstanding; preference on liquidation $100 per share	1,385,000	-

Stockholders' equity (deficit):
Common stock: $0.001 par value; 600,000,000 shares
authorized; 63,546,000 and 35,000,000 issued and outstanding
at March 31, 2008 and June 30, 2007, respectively	63,546	35,000
Additional paid-in capital	1,529,161	4,827,000
Accumulated deficit	(7,389,487)	(7,093,434)
Total stockholders' equity (deficit)	(5,796,780)	(2,231,434)
Total liabilities and stockholders' equity (deficit)	$136,484	$227,682

See accompanying notes to condensed consolidated financial statements

RUDY NUTRITION AND SUBSIDIARY
Statements of Operations
Three months ended March 31, 2008 and March 31, 2007
(Unaudited)

	2008	2007

Sales and revenues	$1,788	$26,893
Cost of sales	4,501	30,989
Gross profit (loss)	(2,713)	(4,096)
Costs and expenses
Selling and marketing expense	30,840	66,216
General and administrative expense	62,132	139,805
Total costs and expenses	92,972	206,021
Loss from operations	(95,685)	(210,117)
Other expense
Interest expense	21,202	-
Total other expense	21,202	-
Net loss before income taxes	(116,887)	(210,117)
Income taxes	-	-
Net loss	$(116,887)	$(210,117)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding	50,057,736	35,000,000

See accompanying notes to condensed consolidated financial statements

RUDY NUTRITION AND SUBSIDIARY
Statements of Operations
Nine months ended March 31, 2008 and March 31, 2007
(Unaudited)

	2008	2007

Sales and revenues	$20,414	$191,172
Cost of sales	25,410	169,181
Gross profit	(4,996)	21,991
Costs and expenses
Selling and marketing expense	148,304	257,471
General and administrative expense	121,551	609,755
Total costs and expenses	269,855	867,226
Loss from operations	(274,851)	(845,235)
Other expense
Interest expense	21,202	-
Total other expense	21,202	-
Net loss before income taxes	(296,053)	(845,235)
Income taxes	-	-
Net loss	$(296,053)	$(845,235)

Net loss per common share, basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding	39,982,742	35,000,000

See accompanying notes to condensed consolidated financial statements.

RUDY NUTRITION AND SUBSIDIARY
Statements of Cash Flows
Nine months ended March 31, 2008 and March 31, 2007
(Unaudited)
	2008	2007
Operating activities
Net loss	$(296,053)	$(845,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,959	12,008
Bad debts	15,000	-
Abandoned assets	4,418	-
Change in other assets and liabilities:
Accounts receivable	21,482	39,694
Inventory	(16,356)	(176,827)
Prepaid expenses and other assets	46,218	14,770
Accounts payable	(75,132)	105,946
Accrued expenses	53,772	(27,255)
Net cash used in operating activities	(243,692)	(876,899)

Investing activities
Purchase of property and equipment	(45,366)	(58,742)
Net cash used in investing activities	(45,366)	(58,742)
Net cash used in investing activities	(45,366)	(58,742)

Financing activities
Loans from affiliates	226,214	939,341
Net cash provided by financing activities	226,214	939,341
Net cash provided by financing activities	226,214	939,341
Net increase in cash and cash equivalents	(62,844)	3,700
Cash and cash equivalents, beginning of period	74,191	7,373
Cash and cash equivalents, end of period	$11,347	$11,073

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$-	$-
Income taxes	-	-
Non-cash investing and financing activities:
Common shares issued in exchange for notes payable	$114,384	$-
Common shares issued in acquisition of Rudy Beverage, Inc.	5,164,184	-

See accompanying notes to condensed consolidated financial statements

RUDY NUTRITION AND SUBSIDIARY
Notes to Financial Statements

NOTE 1:              ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business operations
The financial statements include the accounts of Rudy Nutrition (“Nutrition”) (formerly AccuPoll Holding Corp.) and Rudy Beverage, Inc. (“Rudy”).

Effective February 11, 2008, Nutrition and the shareholders of Rudy Beverage, Inc. (“Rudy”), a Nevada corporation, made and entered into a stock for stock exchange agreement.  The shareholders of Rudy exchanged all of the issued and outstanding shares of Rudy, for 35,000,000 shares of Nutrition.  Completion of the exchange agreement resulted in the Rudy shareholders having control of Nutrition.  Accordingly, the transaction was recorded for accounting purposes as the acquisition of Rudy by Nutrition with Rudy as the acquirer (reverse acquisition).  The financial statements prior to February 11, 2008 are those of Rudy.

On January 21, 2008, the Board of Directors of the Company approved a one for 9,000 share reverse split of the Company’s common stock.  After the reverse split, there were 46,000 shares of the Company’s common stock outstanding.  Accordingly, all share transactions and disclosures have been restated as if the reverse stock split occurred before all periods presented.

Nutrition operated through its two wholly owned subsidiaries, AccuPoll, Inc. and Z-Prompt, Inc. until they each filed a voluntary bankruptcy case under Chapter 7 of the United States Bankruptcy Code.  The AccuPoll, Inc. petition was filed in the United States Bankruptcy Court in the Central District of California, case number 06-10164 on February 21, 2006.  The Z-Prompt, Inc. petition was filed in the same court, case number 06-10170 on February 22, 2006.  AccuPoll, Inc. was engaged in the design and development of a voting system with an intuitive touch-screen interface that provided a polling place electronic voting solution primarily to states and counties in the United States.  Z-Prompt, Inc. had a nationwide network of computer hardware technicians who could assist with maintenance of the AccuPoll, Inc. equipment.  Subsequent to its two subsidiaries filing voluntary bankruptcy cases under Chapter 7 of the United States Bankruptcy Code, Nutrition had no operations and temporarily ceased filing with the Securities and Exchange Commission.

The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation.  These financial statements have not been audited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting.  The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report for the years ended June 30, 2007 and 2006, which is included in the Company’s Form 8-K dated February 11, 2008 and filed February 15, 2008 and the amendment filed April 24, 2008.  The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

Cash and cash equivalents
The Company considers all cash on hand; cash in banks and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.  At times cash and cash equivalent balances at a limited number of banks and financial institutions may exceed insurable amounts.  The Company believes it mitigates its risks by depositing cash or investing in cash equivalents in major financial institutions.

Inventories
Inventories are stated at the lower of first-in, first-out cost or market.

Property and equipment
Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally three to seven years).  Leasehold improvements are amortized over the life of the lease if it is shorter than the estimated useful life.  Maintenance and repairs are charged to operations when incurred.  Betterments and renewals are capitalized.  When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

Revenue recognition
Revenue from product sales is recognized when title and risk of loss passes to the customer, which generally occurs upon delivery.  Our policy is not to allow the return of products once they have been accepted by the customer.  However, on occasion, we have accepted returns or issued credit to customers, primarily for damaged goods.  The amounts have been immaterial and, accordingly, we do not provide a specific valuation allowance for sales returns.

Sales incentives
We offer various sales incentive arrangements to our customers, which require customer performance or achievement of certain sales volume targets.  In those circumstances when the incentive is paid in advance, we amortize the amount paid over the period of benefit or contractual sales volume.  When the incentive is paid in arrears, we accrue the expected amount to be paid over the period of benefit or expected sales volume.  The recognition of expense for these incentives involves the use of judgment related to performance and sales volume estimates that are made based on historical experience and other factors.  Sales incentives are accounted for as a reduction of revenues and actual amounts may vary from reported amounts.

Segment reporting
We operate as a single operating segment for purposes of presenting financial information and evaluating performance.  As such, the accompanying financial statements present financial information in a format that is consistent with the internal financial information used by management.

Shipping and handling costs
Shipping and handling costs are reported in cost of product sold in the accompanying statements of operations.  In the nine month periods, such costs aggregated $4,869 in 2008 and $36,070 in 2007.  Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in selling and marketing costs.

Credit risk
We sell products to a variety of customers and extend credit based on an evaluation of each customer’s financial condition, generally without requiring collateral.  Exposure to losses on receivables varies by customer principally due to the financial condition of each customer.  We monitor our exposure to credit losses and maintain allowances for anticipated losses based on specific customer circumstances, credit conditions, and historical write-offs and collections.

Impairment of long-lived assets
All long-lived assets, excluding goodwill and intangible assets not subject to amortization are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impaired asset is written down to its estimated fair market value based on the best information available.  Estimated fair market value is generally measured by discounting future cash flows.  Goodwill and intangible assets not subject to amortization are evaluated for impairment annually or sooner in accordance with SFAS No. 142.  An impairment loss is recognized if the carrying amount, or for goodwill, the carrying amount of its reporting unit, is greater than its fair value.

Deferred income taxes
Deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method under the provisions of SFAS No. 109, “Accounting for Income Taxes.” A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless management believes it is more likely than not that such asset will be realized.

Earnings (loss) per common share
Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, “Earnings per Share” (“SFAS No. 128”), which established new standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding.  At March 31, 2008 and 2007 there are no potentially dilutive common stock equivalents.  Accordingly, basic and diluted earnings (loss) per share are the same for the periods presented.

Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments
Financial instruments consist of accounts payable, accrued expenses and short-term borrowings. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates at which the Company could borrow funds with similar remaining maturities.

Contingencies
Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur.  Company management and its legal counsel assess such contingencies related to legal proceeding that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.  If the assessment of a contingency indicates that it is probably that a liability has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or if probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed.

Recent accounting pronouncements
There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109, Accounting for Income Taxes” (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized.  FIN 48 also provides guidance on derecognizing measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006, which for us would be our fiscal year beginning July 1, 2008.    We are currently evaluating the impact of adopting FIN 48 and do not expect the adoption of FIN 48 will have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 does not require any new fair value measurements.  However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which for us would be our fiscal year beginning July 1, 2008.  The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning July 1, 2008.  The Company is currently evaluating the impact of SFAS No. 159, but does not expect that it will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective on July 1, 2009 for the Company. The Company is currently evaluating the impact of adopting SFAS 160.

Stock option plans
Until June 30, 2005, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and complied with the disclosure provisions of SFAS No.123, "Accounting for Stock-Based Compensation."  Under APB No. 25, employee compensation cost was recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company's shares over the employee's exercise price. When the exercise price of the employee share options was less than the fair value price of the underlying shares on the grant date, deferred stock compensation was recognized and amortized to expense in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44 over the vesting period of the individual options.  Accordingly, if the exercise price of the Company's employee options equaled or exceeded the market price of the underlying shares on the date of grant, no compensation expense was recognized. Options or shares awards issued to non-employees are valued using the fair value method and expensed over the period services are provided.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements.  That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  SFAS 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  As originally issued, SFAS 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees.  However, that pronouncement permitted entities to continue applying the intrinsic-value model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method.  This statement is effective as of the first reporting period that begins after December 15, 2005.  Accordingly, the Company adopted SFAS 123(R) on January 1, 2006.  Thus, the Company’s financial statements will reflect an expense for (a) all share-based compensation arrangements granted on or after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value. The Company had no unvested options outstanding on January 1, 2006, and there have been no options granted since January 1, 2006.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models may not necessarily provide a reliable single measure of the fair value of the Company’s options.

Redeemable preferred stock
Preferred stock which has one of the following characteristics (1) redeemable at a fixed or determinable price on a fixed or determinable date or dates, (2) redeemable at the option of the holder, or (3) with conditions for redemption which are not solely within the Company’s control, is reported outside of stockholders’ equity (deficit), regardless of how remote the redemption event may be, pursuant to SEC interpretation.

Fiscal years
The Company’s fiscal year ends on June 30 of each year.  The fiscal year ended June 30, 2008 is referred to herein as 2008 and the fiscal year ended June 30, 2007 is referred to herein as 2007.

NOTE 2:              ACQUISITION OF RUDY BEVERAGE, INC.

On February 11, 2008, Rudy Nutrition (“Nutrition”) completed the acquisition of Rudy Beverage, Inc. (“Rudy”).  With the acquisition of Rudy, Nutrition has become a manufacturer of health conscious beverages. Under the terms of the acquisition, Rudy issued 35,000,000 shares of its restricted common stock in exchange for 100% of the issued and outstanding shares of Rudy.

Rudy was incorporated in Nevada in November 2005 to develop and sell health conscious beverages as an alternative to sugar laden sodas and sports drinks.  With some professional assistance, Rudy developed “Rudy Revolution” to target the active individual and “Rudy Flying Colors” for children.  Both formulas included a beneficial mixture of vitamins, electrolytes, carbohydrates and utilized xylitol as an alternative sweetener.

Completion of the exchange agreement resulted in the Rudy shareholders having control of Nutrition.  Accordingly, the transaction was recorded for accounting purposes as the acquisition of Rudy by Nutrition with Rudy as the acquirer (reverse acquisition).  The financial statements prior to February 11, 2008 are those of Rudy.

Unaudited pro forma results of operations for the three-month and nine-month periods ended March 31, 2008 and March 31, 2007, as if Nutrition and Rudy had been combined as of the beginning of the periods follows.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Three months ended March 31,
	2008	2007

Revenues	$1,788	$26,893
Net loss	(134,157)	(251,318)

Net loss per share, basic and diluted	$(0.00)	$(0.01)

	Nine months ended March 31,
	2008	2007

Revenues	$20,414	$191,172
Net loss	(395,725)	(968,838)

Net loss per share, basic and diluted	$(0.01)	$(0.03)

NOTE 3:              INVENTORIES

Inventories consist of the following at March 31, 2008 and June 30, 2007:

	March 31,	June 30,
	2008	2007

Raw materials and ingredients	$492	$-
Finished goods	23,245	11,137
Bottles, labels and other packaging materials	3,757	-
	$27,494	$11,137

NOTE 4:              PROPERTY AND EQUIPMENT

At March 31, 2008, the Company had property and equipment as follows (none at June 30, 2007):

March 31,
2008

Manufacturing equipment	$39,276
Plates and dies	1,440
40,716
Accumulated depreciation	(2,727)
$37,989

NOTE 5:              CONVERTIBLE NOTES PAYABLE

At March 31, 2008, convertible notes payable to the former officers and directors of the Company amounted to $1,631,715.  The convertible notes payable are accruing interest at 8% to 10% per annum, are due on demand and are convertible into the Company’s common stock.  Accrued interest in the amount of $430,137 on the notes is included in accrued expenses on the balance sheet at March 31, 2008.

On February 12, 2008, the Company converted notes payable in the principal amount of $114,384 into 28,500,000 shares of its common stock.

NOTE 6:              DUE AFFILIATES

At March 31, 2008 and June 30, 2007 the Company had loans and advances from affiliates as follows:

	March 31,	June 30,
	2008	2007

Global Beverage Solutions, Inc.	$1,818,043	$1,818,043
DPI	3,155	8,140
Daniel Ruettiger	18,267	32,199
William Stephens	-	150,000
Rocco Brandonisio	66,481	-
Capital Market	26,000	-
Miscellaneous	566	100
	$1,932,512	$2,008,482

NOTE 7:              MEZZANINE SECURITIES

PREFERRED STOCK - 2005 Series A

In June 2005, the Company filed a certificate of designation with respect to 30,000 shares of a single Series A, non-voting preferred stock ("2005 Series A"). Preferred shareholders have preference to common shareholders in the event of liquidation of the Company such that for each share of Preferred Stock, the preferred shareholder is entitled to an amount equal to the Stated Value, as defined, per share plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon before any distribution or payment shall be made to the holders of any Junior Securities, as defined. Each share of 2005 Series A preferred stock has a Stated Value of $100.  Nine Series A shares are convertible into one of the Company's common shares, as adjusted, at the option of the preferred shareholder. Upon the occurrence of certain events defined in the certificate of designation, shareholders may at their option redeem their preferred stock for cash or common shares for an amount no less than 120% of the Stated Value.

At March 31, 2008, there are 13,850 shares issued and outstanding with a preference on liquidation of $100 per share.

NOTE 8:      STOCKHOLDER’S EQUITY

COMMON STOCK

On January 21, 2008, the Board of Directors of the Company approved a one for 9,000 share reverse split of the Company’s common stock.  After the reverse split, there were 46,000 shares of the Company’s common stock outstanding.  Accordingly, all share transactions and disclosures have been restated as if the reverse stock split occurred before all periods presented.

At March 31,2008, there were 600,000,000 common shares authorized and 63,546,000 common shares issued and outstanding.

WARRANTS

In prior years, the Company issued warrants pursuant to various consulting agreements and in connection with financing arrangements.

A summary of changes in warrants through March 31, 2008, is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price

Balance, June 30, 2006	10,317	$1,875
Warrants granted	-	-
Warrants exercised	-	-
Warrants cancelled/expired	(768)	1,406
Balance, June 30 2007	9,549	1,913
Warrants granted	-	-
Warrants exercised	-	-
Warrants cancelled/expired	-	-
Balance, March 31, 2008	9,549	$1,913

The following table summarizes information related to warrants outstanding at March 31, 2008, all of which are exercisable:

		Remaining	Weighted
		Contractual	Average
Exercise Price	Number	Life	Exercise Price

$2.70 - $900	2,899	.94	$817
$1,080 - $1,800	4,629	1.29	1,208
$2,160 - $5,400	1,829	1.37	4,518
$6,750 - $13,860	192	1.05	9,061

The significant assumptions used to calculate the estimated fair value information utilizing the Black-Scholes pricing model for the year ended June 30, 2006 were:  Discount rate - 3.5%; Volatility - 225%; Expected life in years – 3; and Expected dividend yield – 0.  No warrants have been issued since June 30, 2006.

STOCK OPTIONS

The Company previously issued non-plan stock options pursuant to various agreements and other compensatory arrangements to employees and third parties.  The number of stock options amounts to options to acquire 1,387 shares at an average exercise price of $5,670, which has not changed since June 30, 2006, as follows:

		Weighted Average
		Remaining	Exercise
Exercise Price	Number	Contractual Life	Price

$2,790	720	4.17	$2,790
8,190	600	4.87	8,190
13,860	67	4.69	13,860

Totals	1,387	4.50	$5,670

NOTE 10:    COMMITMENTS AND CONTINGENCIES

Former subsidiaries bankruptcies
The Company was inactive from February 2006 through February 2008 when it acquired Rudy.  While it is the Company’s position that all liabilities of its subsidiaries were discharged in the bankruptcy filings, it is possible that come claims may arise from prior periods which current management is unaware.

Leases
The Company is not currently committed on any leases for office or warehouse space.  Office space is provided by the Company’s officers at no cost to the Company and the Company’s product inventory is currently stored at the bottling company also at no cost to the Company.

Legal
The Company is subject to a number of claims from former vendors, one of which, XG-AD, Inc., has filed suit on December 4, 2007, in the United States District Court for the Eastern District of Missouri, which alleges an outstanding balance of $41,598.  The Company is in settlement discussions with all of the vendors and expects to resolve the issues without significant additional cost.  The amount due the vendors is included in accounts payable in the accompanying balance sheet.  The XG-AD litigation was settled in May 2008 with the Company making payment of $25,000 in full satisfaction of the obligation.

Royalty
On November 16, 2005, the Company entered into a Licensing Agreement with Rudy International Marketing, Inc.  The agreement provided for appearance fees and for royalties of $0.50 per case, based on a case size of twelve one-liter bottles.  Effective January 1, 2007, the agreement was modified to change the royalty calculation to 10% of gross revenue for all of the Company’s sales.

NOTE 11:    GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  Rudy commenced business operations in June 2006 and Nutrition was inactive between February 2006 and February 2008 when it acquired Rudy.

The Company has not established sources of revenue to fund the development of business, projected operating expenses and commitments for the next twelve months.  Since inception, the Company has incurred losses in the amount of $7,389,487 and has negative working capital of $4,449,769 at March 31, 2008.

Management believes the business of developing, marketing and distribution of low sugar beverages will be sufficient to fund projected operating expenses and commitments by the end of 2008 and that private placements of common stock and loans will be sufficient to meet operating requirements until the business can provide positive cash flow.  However there can be no assurance that revenues from operations and/or additional common stock sales will be sufficient to fund the Company’s current business plan.

The ability of the Company to continue as a going concern during the next year depends on the Company’s success in executing these plans.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2:                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time, we may publish forward-looking statements relative to such matters as anticipated financial results, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements appearing earlier in this report. All statements other than statements of historical fact included in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: our current liquidity needs, as described in our periodic reports; changes in the economy; our inability to raise additional capital; our involvement in potential litigation; volatility of our stock price; the variability and timing of business opportunities; changes in accounting policies and practices; the effect of internal organizational changes; adverse state and federal regulation and legislation; and the occurrence of extraordinary or catastrophic events and terrorist acts. These factors and others involve certain risks and uncertainties that could cause actual results or events to differ materially from management’s views and expectations. Inclusion of any information or statement in this report does not necessarily imply that such information or statement is material. We do not undertake any obligation to release publicly revised or updated forward-looking information, and such information included in this report is based on information currently available and may not be reliable after this date.

FINANCIAL CONDITION AND GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  Rudy commenced business operations in June 2006 and Nutrition was inactive between February 2006 and February 2008 when it acquired Rudy.  As discussed in the Notes to the Condensed Consolidated Financial Statements, Nutrition acquired Rudy on February 11, 2008, and the financial statements prior to that date are those of Rudy.  The consolidated Company at March 31, 2008 has negative working capital of $4,449,769, whereas, Rudy separately had negative working capital of $2,231,434 at June 30, 2007.  The consolidation of Nutrition and Rudy has resulted in an increase in current liabilities at March 31, 2008 of $2,207,680 from Nutrition, including accounts payable of $145,828, accrued expenses of $430,137 and notes payable of $1,631,715.  Management believes that operating in a public company will allow them more flexibility in raising the capital necessary to develop the Company’s business plan.

The Company has not established sources of revenue to fund the development of business, projected operating expenses and commitments for the next twelve months.  Management believes the business of developing, marketing and distribution of low sugar beverages will be sufficient to fund projected operating expenses and commitments by the end of 2008 and that private placements of common stock and loans will be sufficient to meet operating requirements until the business can provide positive cash flow.  However there can be no assurance that revenues from operations and/or additional common stock sales will be sufficient to fund the Company’s current business plan.

The ability of the Company to continue as a going concern during the next year depends on the Company’s success in executing these plans.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

RESULTS OF OPERATIONS

The statements of operations include the results of Rudy for all periods presented and include the results from Nutrition, since the acquisition of Rudy on February 11, 2008.  Rudy was initially 80% owned by Global Beverage Solutions, Inc. (“Global”), who provided all funding for Rudy until December 2006.  In May 2007, Rudy Partners acquired the 80% owned by Global and has been able to obtain limited funding from affiliates.  Initially, Rudy directed its production and sales efforts at 55 oz containers which they hoped to sell in bulk at warehouse stores such as Sam’s and Costco.  The containers originally used were square and more expensive to produce.  In addition, the Company’s initial product was a direct competitor to Gatorade, which severely limited sales due to competition.

After attempting to continue sales of this product during 2007, it was determined that it was very unlikely that Rudy could ever compete with Gatorade.  Accordingly, the molds, labels and all related equipment were abandoned at the end of June 2007.  Additionally, all remaining inventory was destroyed as it had mostly passed its expiration date.

By the end of 2007, Rudy had determined to completely change is container to a more conventional cylindrical bottle in 12 oz, 20 oz and 32 oz sizes and also made changes to its labels to conform to the revised bottles.  These revisions to its business plan have resulted in substantial reductions in sales during the first quarter of 2008; however, sales are expected to improve substantially going forward with the more acceptable container sizes.

Sales efforts have also been delayed while the Company raised capital to get the revised containers and sizes ready to market.

Comparison of Three Months Ended March 31, 2008 and 2007

Revenues
As noted above, sales were $1,788 in the quarter ended March 31, 2008 as compared to $26,893 in the prior year period.  Cost of sales exceeded sales, primarily due to freight charges and damaged product written off.

Costs and expenses
Selling and marketing expense amounted to $30,840 in 2008 as compared to $66,216 in 2007.  Substantially the entire amount in 2008 is for product samples and its related freight, whereas the 2007 amount included marketing expenses of $32,353, product samples of $18,734 and advertising of $7,958, among other costs.  The 2007 amounts related to continuing costs associated with sales of the larger container sizes which are now discontinued.

General and administrative expense amounted to $62,132 in 2008 and $139,805 in 2007.  The 2008 amount includes accounting and auditing costs of $16,705, legal and professional services associated with being a public company in the amount of $10,019, wages of $8,400 and travel of $5,847.  The 2007 amount includes legal and professional services of $72,932, wages of $19,150 and travel of $24,085.

Interest expense amounted to $21,202 in 2008 as compared to none in 2007.  The 2008 expense is the accrued interest on the notes payable in Nutrition since February 11, 2008.

Comparison of Nine Months Ended March 31, 2008 and 2007

Revenues
As noted above, sales were $20,414 in the nine months ended March 31, 2008 as compared to $191,172 in the prior year period.  Cost of sales exceeded sales, primarily due to freight charges and damaged product written off in 2008.  The higher volume in 2007 reduced the impact of damaged product and resulted in gross profit of approximately 11.5%.

Costs and expenses
Selling and marketing expense amounted to $148,304 in 2008 as compared to $257,471 in 2007.  The 2008 amount included appearance fees of $95,000 and product samples and freight of $43,172, whereas the 2007 amount included marketing expenses of $41,066, product samples and freight of $49,946 and advertising of $133,774, among other costs.  The 2007 amounts related to continuing costs associated with sales of the larger container sizes which are now discontinued.

General and administrative expense amounted to $121,551 in 2008 and $609,755 in 2007.  The 2008 amount includes accounting and auditing costs of $17,655, legal and professional services associated with being a public company in the amount of $10,019, other consulting services of $24,900, wages of $12,287 and travel of $9,523.  The 2007 amount includes legal and professional services of $156,534, wages of $234,879 and travel of $147,093.

Interest expense amounted to $21,202 in 2008 as compared to none in 2007.  The 2008 expense is the accrued interest on the notes payable in Nutrition since February 11, 2008.

ITEM 3:       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T:             CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2008.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

ITEM 1:               LEGAL PROCEEDINGS

Not applicable.

ITEM 1A:            RISK FACTORS

Not applicable.

ITEM 2:               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2008, we issued 35,000,000 shares of common stock to acquire Rudy Beverage, Inc. and 28,500,000 shares of common stock in exchange for convertible debt in the amount of $114,384.  All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

ITEM 3:               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5:               OTHER INFORMATION

None.

ITEM 6:               EXHIBITS

(a) Exhibits—

Exhibit 31.1    Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2    Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1    Certification of Chief Executive Officerpursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2    Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUDY NUTRITION

Date: May 16, 2008	By:	/s/ Daniel E. Ruettiger
Daniel E. Ruettiger
Chief Executive Officer (Principal Executive Officer)