Form 10-K
period 2008-06-30
Rudy Nutrition
filed 2008-10-14
CIK 764794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

Commission File Number 000-32849

RUDY NUTRITION
 (Exact name of small business issuer as specified in its charter)

Nevada	11-2751630
(State of incorporation)	(IRS Employer ID No.)

P.O. Box 93507, Las Vegas, NV	89118
(Address of principal executive office)	(Zip Code)

Issuer’s telephone number (866) 783-9738

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐; No ☒.

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐; No ☒.

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒; No ☐.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter - $165,600.

As of August 31, 2008, the registrant had outstanding 221,817,606 shares of its common stock, par value of $0.001, its only class of voting securities.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

RUDY NUTRITION

FORM 10-K

From time to time, we may publish forward-looking statements relative to such matters as anticipated financial results, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The following discussion and analysis should be read in conjunction with the report on the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements appearing later in this report. All statements other than statements of historical fact included in this Annual Report on Form 10-K are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: our current liquidity needs, as described in our periodic reports; changes in the economy; our inability to raise additional capital; our involvement in potential litigation; volatility of our stock price; the variability and timing of business opportunities; changes in accounting policies and practices; the effect of internal organizational changes; adverse state and federal regulation and legislation; and the occurrence of extraordinary or catastrophic events and terrorist acts. These factors and others involve certain risks and uncertainties that could cause actual results or events to differ materially from management’s views and expectations. Inclusion of any information or statement in this report does not necessarily imply that such information or statement is material. We do not undertake any obligation to release publicly revised or updated forward-looking information, and such information included in this report is based on information currently available and may not be reliable after this date.

PART I

ITEM 1:	BUSINESS

Effective February 11, 2008, Rudy Nutrition (“Nutrition”) (formerly AccuPoll Holding Corp.), a Nevada corporation formed on January 10, 1985, and the shareholders of Rudy Beverage, Inc. (“Rudy”), a Nevada corporation, made and entered into a stock for stock exchange agreement.  The shareholders of Rudy exchanged all of the issued and outstanding shares of Rudy, for 8,750,000 shares of Nutrition.  Completion of the exchange agreement resulted in the Rudy shareholders having control of Nutrition.  Accordingly, the transaction was recorded for accounting purposes as the acquisition of Rudy by Nutrition with Rudy as the acquirer (reverse acquisition).  The financial statements prior to February 11, 2008 are those of Rudy.  Rudy was incorporated in Nevada in November 2005 to develop and sell health conscious beverages as an alternative to sugar laden sodas and sports drinks.  With some professional assistance, Rudy developed “Rudy Revolution” to target the active individual and “Rudy Flying Colors” for children.  Both formulas included a beneficial mixture of vitamins, electrolytes, carbohydrates and utilized xylitol as an alternative sweetener.

By Order dated September 12, 2008, the Securities and Exchange Commission ("SEC") instituted an administrative proceeding pursuant to Section 12(j) of the Securities Exchange Act of 1934 ("Act") to revoke the registration of the Company's shares of common stock under Section 12(g) of the Act, allegedly for failure of the Company to comply with the reporting requirements of the Act.  The SEC also entered an order on September 12, 2008 suspending trading in the Company's shares from that date to September 25, 2008, allegedly because of the Company's failure to file any periodic reports since September 30, 2005, with the exception of a periodic report for the period ended March 31, 2008.  The Company intends to contest the revocation of its registration under the Act, asserting that it has filed reports containing all financial and other information available to it without unreasonable effort and expense, in satisfaction of the disclosure and reporting requirements of the Act.  Registration of the Company's shares under Section 12(g) of the Act is a prerequisite for continued quotation and trading on the Pink Sheets.  If registration were revoked, the Company's shares would no longer be eligible to trade on the Pink Sheets and shareholders would experience difficulty in buying and selling their shares.

On January 21, 2008, the Board of Directors of the Company approved a one for 9,000 share reverse split of the Company’s common stock.  On September 12, 2008, the Company declared a 4:1 reverse stock split, which will become final upon notification from FINRA.  All share transactions and disclosures have been restated as if the reverse stock split occurred before all periods presented.

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

Rudy was founded by Daniel “Rudy” Ruettiger whose “Never Quit” attitude, led him to attend and play football for the University of Notre Dame.  His exploits were dramatized in the Tri-Star film “Rudy”.  Rudy has a dream of making a healthier America by offering healthier foods which can help fight obesity and lesson the effects of diseases such as diabetes.  To this end Rudy was incorporated in Nevada in November 2005 to develop and sell health conscious beverages as an alternative to sugar laden sodas and sports drinks.  With some professional assistance, Rudy developed “Rudy Revolution” to target the active individual and “Rudy Flying Colors” for children.  Both formulas included a beneficial mixture of vitamins, electrolytes, carbohydrates and utilized xylitol as an alternative sweetener.  Xylitol is a natural low calorie sweetener derived from the bark of Birch trees.  It has been clinically shown to decrease the formation of certain bacteria and plaques in the mouth thus reducing tooth decay and some ear infections.  Xylitol also helps reduce “dry” mouth.  It is best known as a sweetener in some chewing gums.

Production of the proprietary formulas began in June 2006.  A network of brokers and distributors was set up in various parts of the country.  Rudy test marketed the product in select markets, Boston, Buffalo, St. Louis, Hartford and Colorado Springs among other cities.  In several blind taste tests, Rudy outperformed Gatorade® and PowerAde®.

Analysis by beverage professionals including Bevnet, led Rudy to redevelop the formula, packaging and marketing.  Moreover, further professional analysis by a group of MBA’s, lawyers and CPA’s close to Mr. Ruettiger led to a total overhaul of the Company.  In January 2007, a group of investors formed Rudy Partners, Ltd and purchased Rudy from Global Beverage Solutions, Inc.

Rudy changed the bottles from high density “milk jug” plastic with expensive sleeved labels to more traditional clear PET plastic with standardized labels.  Despite its superior formulation, Rudy Revolution was being touted as an alternative to Gatorade® which has no vitamins and considerably more sugar.  The new formulation is comparable to a Vitamin Water® but much different because it contains electrolytes, carbohydrates and a low calorie natural sweetener.  The labels now focus on the instantly recognizable brand “Rudy”/”Rudy 45” and dropped the name Revolution.  The new labels were developed on ideas from a large New York based professional advertising agency.  The product mix was also changed from 9 flavors among 2 products and 4 individual package sizes to 4 flavors in a single product with three sizes; 12, 20 and 32 ounces.  Production was moved from a North Carolina dairy to a mainstream bottler in Chicago.  The Chicago location serves a much broader distribution area.  Net margins from the repackaging and repositioning are expected to increase by 27%.  These decisions were arrived at after careful analysis of the prior test marketing and continued professional advice including an in depth marketing study by a group of Notre Dame MBA students.

The raw materials used by the Company are readily available and should not delay production due to a lack of availability.

On October 7, 2007, Rocco “Rocky” Brandonisio became President of Rudy.  Mr. Brandonisio has over 20 years experience in the marketing, sales and distribution of beverages and snack products.  Mr. Brandonisio has been instrumental in developing a marketing strategy to introduce the Rudy products through the vending channel.  Through Mr. Brandonisio efforts, Rudy has entered into a national distribution agreement with Vistar, Inc. for sales to vending operators such as nationally recognized Canteen, Inc.  Vistar is the largest wholesaler of products to vending company operators and has recently purchased a national “DSD” distributor which sells to convenience stores.  Mr. Brandonisio with the assistance of food broker Focus 365 of California has signed on a number of brokers throughout the country to sell Rudy products to other distributors.  Rudy has recently begun sales of the revised product in the Las Vegas area through an existing company operated by Mr. Brandonisio.

During January 2008, Venture Media Services filmed a short feature with Hugh Downs as the narrator, on Rudy which will be shown on PBS, ESPN and the Discovery Channel and the Internet.  Several planned appearances by Mr. Ruettiger on national talk shows will publicize the Rudy beverages.  In-store and on-machine advertising will promote the product.  Some advertising will appear in magazines to help educate mothers concerned for their children.

SEGMENT REPORTING

We operate in one reportable segment.

CUSTOMERS

We had one customer in 2007 that accounted for 10% of consolidated sales and no customers in 2008 that accounted for more than 10% of consolidated sales.

RESEARCH AND DEVELOPMENT

We have an active and ongoing research effort to develop new products and to make improvements to existing products.  The current formulation focuses more on hydrating active individuals.  The second product under development will target those with a more sedentary lifestyle with more vitamins and a revolutionary new sweetener for a product with near zero calories.  Also under development are a power bar and low calories health snacks including brownies.

EMPLOYEES

At June 30, 2008 and 2007, we had no employees.  We used consultants on a part-time basis as needed to meet our labor requirements.

ITEM 1A:	RISK FACTORS

Not applicable.

ITEM 2:	PROPERTIES

The Company is not currently committed on any leases for office or warehouse space.  Office space is provided by the Company’s officers at no cost to the Company and the Company’s product inventory is currently stored at the bottling company also at no cost to the Company.

ITEM 3:	LEGAL PROCEEDINGS

By Order dated September 12, 2008, the Securities and Exchange Commission ("SEC") instituted an administrative proceeding pursuant to Section 12(j) of the Securities Exchange Act of 1934 ("Act") to revoke the registration of the Company's shares of common stock under Section 12(g) of the Act, allegedly for failure of the Company to comply with the reporting requirements of the Act.  The SEC also entered an order on September 12, 2008 suspending trading in the Company's shares from that date to September 25, 2008, allegedly because of the Company's failure to file any periodic reports since September 30, 2005, with the exception of a periodic report for the period ended March 31, 2008.  The Company intends to contest the revocation of its registration under the Act, asserting that it has filed reports containing all financial and other information available to it without unreasonable effort and expense, in satisfaction of the disclosure and reporting requirements of the Act.  Registration of the Company's shares under Section 12(g) of the Act is a prerequisite for continued quotation and trading on the Pink Sheets.  If registration were revoked, the Company's shares would no longer be eligible to trade on the Pink Sheets and shareholders would experience difficulty in buying and selling their shares.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our $0.001 par value per share common stock was listed in the Pink Sheets under the symbol “RUNU.PK” and is now traded on the Gray Sheets under the symbol “RUDN.”  Prior to the acquisition of Rudy, the Company’s common stock traded on the OTCBB under the symbol “ACUP.OB.”

The following table sets forth the quarterly high and low daily close for our common stock for the two years ended June 30, 2008. The bids reflect inter-dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	High	Low

2008
Fourth quarter	$0.695	$0.024
Third quarter	$2.00	$0.25
Second quarter	$1.80	$1.80
First quarter	$4.50	$3.60

2007
Fourth quarter	$11.70	$5.40
Third quarter	$4.50	$1.80
Second quarter	$9.00	$2.70
First quarter	$7.20	$4.50

By Order dated September 12, 2008, the Securities and Exchange Commission ("SEC") instituted an administrative proceeding pursuant to Section 12(j) of the Securities Exchange Act of 1934 ("Act") to revoke the registration of the Company's shares of common stock under Section 12(g) of the Act, allegedly for failure of the Company to comply with the reporting requirements of the Act.  The SEC also entered an order on September 12, 2008 suspending trading in the Company's shares from that date to September 25, 2008, allegedly because of the Company's failure to file any periodic reports since September 30, 2005, with the exception of a periodic report for the period ended March 31, 2008.  The Company intends to contest the revocation of its registration under the Act, asserting that it has filed reports containing all financial and other information available to it without unreasonable effort and expense, in satisfaction of the disclosure and reporting requirements of the Act.  Registration of the Company's shares under Section 12(g) of the Act is a prerequisite for continued quotation and trading on the Pink Sheets.  If registration were revoked, the Company's shares would no longer be eligible to trade on the Pink Sheets and shareholders would experience difficulty in buying and selling their shares.

HOLDERS

At August 31, 2008, there were approximately 258 holders of record of our common stock.

DIVIDENDS

We have never paid cash dividends on our common stock and intend to utilize current and future resources to implement our plan of operations. It is not anticipated that cash dividends will be paid on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

At June 30, 2008, the Company did not have any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

Sales during the first three quarters of the fiscal year were reported in Item 2 of Part II of the Form 10-QSB filed for each quarter.

During the fourth quarter:
•	We issued 74,087,650 shares in exchange for convertible notes payable and accrued interest in the total amount of $592,701.

All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

ITEM 6:	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time, we may publish forward-looking statements relative to such matters as anticipated financial results, business prospects, technological developments and similar matters.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  The following discussion and analysis should be read in conjunction with the Financial Statements and the accompanying Notes to Financial Statements appearing elsewhere in this report.  All statements other than statements of historical fact included in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended.  Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: our current liquidity needs; changes in the economy; our inability to raise additional capital; our involvement in potential litigation; the variability and timing of business opportunities; changes in accounting policies and practices; the effect of internal organizational changes; adverse state and federal regulation and legislation; and the occurrence of extraordinary or catastrophic events and terrorist acts.  These factors and others involve certain risks and uncertainties that could cause actual results or events to differ materially from management’s views and expectations.  Inclusion of any information or statement in this report does not necessarily imply that such information or statement is material.  We do not undertake any obligations to release publicly revised or updated forward-looking information, and such information included in this report is based on information currently available and may not be reliable after this date.

GOING CONCERN AND LIQUIDITY:

Rudy Beverage has experienced significant liquidity restraints.  During fiscal 2006 we received $1,019,411 in funding from Global Beverage Solutions, Inc. (“Global Beverage”) to fund our startup.  Initial sales commenced in June 2006.  During fiscal 2007 and until Global Beverage sold its interest in Rudy Beverage to Rudy Partners, Ltd., Global advanced an additional $798,632, for a total of $1,818,043 in funding while other related parties advanced $190,339.  During fiscal 2008, we received loans from related parties of $481,238, net of repayments of $250,496 and received $495,316 in contributions from shareholders.  At June 30, 2008, we have a cash balance of $560,195, but have negative working capital of $3,565,905 at June 30, 2008.

During the two months ended August 31, 2008, we issued 131,844,322 shares of our common stock in exchange for approximately $263,689 in convertible notes payable and accrued interest.  In addition, we issued 126,614,995 shares of our Series B preferred stock in exchange for accrued consulting fees of $126,615 in July 2008.

We have lacked the equity capital to generate sufficient sales with sufficient profit to fund our business plan.  We plan to use the resources afforded by a public company to raise funds through private placements of our common stock and to issue common stock in exchange for certain obligations.

There can be no assurance that revenues from operations and private placement sales of our common stock will be sufficient to fund our current business plan.  Our ability to continue as a going concern depends upon our success in executing these plans.

See Item 1 regarding Administrative Proceeding filed by the SEC.

CAPITAL REQUIREMENTS:

We expect to contract with bottlers to produce our product.  Accordingly, we do not expect to have any significant capital expenditure requirements.

RESULTS OF OPERATIONS:

Rudy was incorporated in Nevada in November 2005 to develop and sell health conscious beverages as an alternative to sugar laden sodas and sports drinks.  With some professional assistance, Rudy developed “Rudy Revolution” to target the active individual and “Rudy Flying Colors” for children.  Both formulas included a beneficial mixture of vitamins, electrolytes, carbohydrates and utilized xylitol as an alternative sweetener.  Xylitol is a natural low calorie sweetener derived from the bark of Birch trees.  It has been clinically shown to decrease the formation of certain bacteria and plaques in the mouth thus reducing tooth decay and some ear infections.  Xylitol also helps reduce “dry” mouth.  It is best known as a sweetener in some chewing gums.

Production of the proprietary formulas began in June 2006.  Analysis by beverage professionals including Bevnet, led Rudy to redevelop the formula, packaging and marketing.  Moreover, further professional analysis by a group of MBA’s, lawyers and CPA’s close to Mr. Ruettiger led to a total overhaul of the Company.  In January 2007, a group of investors formed Rudy Partners, Ltd and purchased Rudy from Global Beverage Solutions, Inc.

Rudy changed the bottles from high density “milk jug” plastic with expensive sleeved labels to more traditional clear PET plastic with standardized labels.  Despite its superior formulation, Rudy Revolution was being touted as an alternative to Gatorade® which has no vitamins and considerably more sugar.  The new formulation is comparable to a Vitamin Water® but much different because it contains electrolytes, carbohydrates and a low calorie natural sweetener.  The labels now focus on the instantly recognizable brand “Rudy”/”Rudy 45” and dropped the name Revolution.  The new labels were developed on ideas from a large New York based professional advertising agency.  The product mix was also changed from 9 flavors among 2 products and 4 individual package sizes to 4 flavors in a single product with three sizes; 12, 20 and 32 ounces.  Production was moved from a North Carolina dairy to a mainstream bottler in Chicago.  The Chicago location serves a much broader distribution area.  Net margins from the repackaging and repositioning are expected to increase by 27%.  These decisions were arrived at after careful analysis of the prior test marketing and continued professional advice including an in depth marketing study by a group of Notre Dame MBA students.

On October 7, 2007, Rocco “Rocky” Brandonisio became President of Rudy.  Mr. Brandonisio has over 20 years experience in the marketing, sales and distribution of beverages and snack products.  Mr. Brandonisio has been instrumental in developing a marketing strategy to introduce the Rudy products through the vending channel.  Through Mr. Brandonisio efforts, Rudy has entered into a national distribution agreement with Vistar, Inc. for sales to vending operators such as nationally recognized Canteen, Inc.  Vistar is the largest wholesaler of products to vending company operators and has recently purchased a national “DSD” distributor which sells to convenience stores.  Mr. Brandonisio with the assistance of food broker Focus 365 of California has signed on a number of brokers throughout the country to sell Rudy products to other distributors.  Rudy has recently begun sales of the revised product in the Las Vegas area through an existing company operated by Mr. Brandonisio.

Revenue and Cost of Product Sold

Our revenues decreased from $367,639 to $44,406 (88%) in fiscal 2008 as compared to fiscal 2007.   Sales in fiscal 2008 have been restricted due to both lack of capital required to expand marketing efforts and delays in obtaining smaller bottle sizes to meet customer requirements.  Also when the Company entered the new direction discussed above, we had very limited sales while the program was developed.

In fiscal 2007, cost of product sold included $296,549 for damaged and obsolete product.  Excluding this write-down, we had gross profit of 8% in fiscal 2007 as compared to 12% in fiscal 2008.  Fiscal 2008 included an inventory write-down of $28,946.  We expect further margin improvements as revenue is expanded.

Selling and Marketing Expense

Selling and marketing expenses amounted to $256,566 in fiscal 2007 as compared to $155,390 in fiscal 2008.  The primary reason for the decline was the change in business strategy discussed above.

General and Administrative Expense

General and administrative expense amounted to $698,269 in fiscal 2007 as compared to $259,944 in fiscal 2008.  The primary decrease in fiscal 2008 resulted from the overall decline which occurred as a result of the factors discussed above regarding our change in direction.

Asset Impairment

Our operating segment was tested for impairment at the end of fiscal 2007 and the fair value was estimated based on the expected present value of future cash flows.  We determined when using a conservative revenue forecast that we would not attribute any value to our goodwill.  Accordingly, we reduced the carrying value of the goodwill to zero and recorded an impairment loss of $4,852,000.  We also abandoned equipment with a cost of $102,711 and a net book value of $83,715 at the end of fiscal 2007.  The equipment was primarily printing plates and dies for which we had no future use.

NEW ACCOUNTING STANDARDS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning July 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning July 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning July 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement July 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES

The SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies.  In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition our most critical accounting policies include the valuation of intangibles, which affects their amortization and impairment calculations and stock-based compensation.  The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

In general, the critical accounting policies that may require judgments or estimates relate specifically to the Allowance for Doubtful Accounts and Inventory Reserves for Obsolescence.

Revenues from product sales are recognized at the time the product is shipped customarily FOB shipping point, at which point title passes. An allowance is established if necessary for estimated returns as revenue is recognized. The Allowance for Doubtful Accounts is established for estimated losses resulting from the inability of our customers to make required payments. The assessment of specific receivable balances and required reserves is performed by management. We have identified specific customers where collection is not probable and have established specific reserves, but to the extent collection is made, the allowance will be released.  Additionally, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Reserves are provided for excess and obsolete inventory, which are estimated based on a comparison of the quantity and cost of inventory on hand to management's forecast of customer demand. Customer demand is dependent on many factors and requires us to use significant judgment in our forecasting process. We must also make assumptions regarding the rate at which new products will be accepted in the marketplace and at which customers will transition from older products to newer products. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of, even if in subsequent periods we forecast demand for the product.

OFF-BALANCE SHEET ARRANGEMENTS

None.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS
None.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:	FINANCIAL STATEMENTS

The Consolidated Financial Statements of Rudy Nutrition and Subsidiary together with the report thereon of Moore & Associates, Chartered for the years ended June 30, 2008 and 2007, is set forth as follows:

Index

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Rudy Nutrition and Subsidiary

We have audited the accompanying consolidated balance sheets of Rudy Nutrition and Subsidiary as of June 30, 2008 and June 30, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2008 and June 30, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rudy Nutrition and Subsidiary as of June 30, 2008 and June 30, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2008 and June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10 to the financial statements, the Company has since inception, incurred losses in the amount of $7,565,372 and has a negative working capital of $3,536,959 as of June 30, 2008, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 10.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
October 13, 2008

2675 S. Jones Blvd., Suite 109, Las Vegas, NV  89146 (702)253-7499 Fax (702)253-7501

Index

RUDY NUTRITION AND SUBSIDIARY
Consolidated Balance Sheets
June 30, 2008 and June 30, 2007

	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$560,195	$74,191
Accounts receivable trade, net of allowance of $40,000 and
$25,000 at June 30, 2008 and June 30, 2007, respectively	36,152	74,089
Inventory	-	11,137
Prepaid expenses	21,627	68,265
Total current assets	617,974	227,682
Property and equipment, net	37,311	-
Total assets	$655,285	$227,682

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$328,597	$449,845
Accrued expenses	352,505	789
Accrued consulting fees	126,615	-
Convertible notes payable	1,188,626	-
Due related parties	2,187,536	2,008,482
Total liabilities	4,183,879	2,459,116

Commitments and contingencies

Convertible Series A redeemable preferred stock; $0.01 par value;
80,000 shares authorized; 13,850 shares issued and
outstanding; preference on liquidation $100 per share	1,385,000	-

Stockholders' deficit:
Common stock: $0.001 par value; 600,000,000 shares
authorized; 89,973,283 and 8,750,000 issued and outstanding
at June 30, 2008 and June 30, 2007, respectively	89,973	8,750
Additional paid-in capital	2,590,751	4,853,250
Accumulated deficit	(7,594,318)	(7,093,434)
Total stockholders' deficit	(4,913,594)	(2,231,434)
Total liabilities and stockholders' deficit	$655,285	$227,682

See accompanying notes to consolidated financial statements

Index

RUDY NUTRITION AND SUBSIDIARY
Consolidated Statements of Operations
Years ended June 30, 2008 and 2007

	2008	2007

Sales and revenues	$44,406	$367,639
Cost of sales	68,114	634,264
Gross profit (loss)	(23,708)	(266,625)
Costs and expenses
Selling and marketing expense	155,390	256,566
General and administrative expense	259,944	698,269
Asset impairment/abandonment	4,418	4,935,715
Total costs and expenses	419,752	5,890,550
Loss from operations	(443,460)	(6,157,175)
Other expense
Interest expense	57,424	-
Total other expense	57,424	-
Net loss before income taxes	(500,884)	(6,157,175)
Income taxes	-	-
Net loss	$(500,884)	$(6,157,175)

Net loss per common share, basic and diluted	$(0.03)	$(0.70)

Weighted average common shares outstanding	15,272,998	8,750,000

See accompanying notes to consolidated financial statements

Index

RUDY NUTRITION AND SUBSIDIARY
Consolidated Statements of Stockholders' Deficit
Years ended June 30, 2008 and June 30, 2007

	Preferred stock		Common stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Par	In Capital	Deficit	Total

BALANCE July 1, 2006	-	$-	8,750,000	$8,750	$4,853,250	$(936,259)	$3,925,741
Net loss	-	-	-	-	-	(6,157,175)	(6,157,175)
Balance June 30, 2007	-	-	8,750,000	8,750	4,853,250	(7,093,434)	(2,231,434)
Reverse acquisition of
Rudy Beverage, Inc.	1,385	1,385,000	10,633	11	(3,383,688)	-	(3,383,677)
Common stock issued in
exchange for convertible
notes payable	-	-	81,212,650	81,213	625,872	-	707,085
Capital contributed by
shareholders	-	-	-	-	495,316	-	495,316
Net loss	-	-	-	-	-	(500,884)	(500,884)
Balance June 30, 2008	1,385	$1,385,000	89,973,283	$89,974	$2,590,750	$(7,594,318)	$(4,913,594)

See accompanying notes to consolidated financial statements.

Index

RUDY NUTRITION AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended June 30, 2008 and 2007

	2008	2007
Operating activities
Net loss	$(500,884)	$(6,157,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,638	17,181
Bad debts	15,000	25,000
Asset impairment/abandonment	4,418	4,935,715
Change in other assets and liabilities:
Accounts receivable	22,937	(40,079)
Inventory	11,137	134,498
Prepaid expenses and other assets	46,638	46,002
Accounts payable	(267,075)	214,831
Accrued expenses	219,007	(39,385)
Net cash used in operating activities	(445,184)	(863,412)

Investing activities
Purchase of property and equipment	(45,366)	(58,741)
Net cash used in investing activities	(45,366)	(58,741)

Financing activities
Loans from related parties	731,734	988,971
Repayment of loans from related parties	(250,496)	-
Capital contributed by stockholders	495,316	-
Net cash provided by financing activities	976,554	988,971
Net increase in cash and cash equivalents	486,004	66,818
Cash and cash equivalents, beginning of period	74,191	7,373
Cash and cash equivalents, end of period	$560,195	$74,191

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$-	$-
Income taxes	-	-
Non-cash investing and financing activities:
Common shares issued in exchange for convertible notes payable
and accrued interest	$707,085	$-
Common shares issued in acquisition of Rudy Beverage, Inc.	5,164,184	-

See accompanying notes to consolidated financial statements

Index

RUDY NUTRITION AND SUBSIDIARY
Notes to Financial Statements

NOTE 1:	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business operations
The financial statements include the accounts of Rudy Nutrition (“Nutrition”) (formerly AccuPoll Holding Corp.) and Rudy Beverage, Inc. (“Rudy”) (collectively the “Company”).

Effective February 11, 2008, Nutrition and the shareholders of Rudy Beverage, Inc. (“Rudy”), a Nevada corporation, made and entered into a stock for stock exchange agreement.  The shareholders of Rudy exchanged all of the issued and outstanding shares of Rudy, for 8,750,000 shares of Nutrition.  Completion of the exchange agreement resulted in the Rudy shareholders having control of Nutrition.  Accordingly, the transaction was recorded for accounting purposes as the acquisition of Rudy by Nutrition with Rudy as the acquirer (reverse acquisition).  The financial statements prior to February 11, 2008 are those of Rudy.  Rudy was incorporated in Nevada in November 2005 to develop and sell health conscious beverages as an alternative to sugar laden sodas and sports drinks.  With some professional assistance, Rudy developed “Rudy Revolution” to target the active individual and “Rudy Flying Colors” for children.  Both formulas included a beneficial mixture of vitamins, electrolytes, carbohydrates and utilized xylitol as an alternative sweetener.

On January 21, 2008, the Board of Directors of the Company approved a one for 9,000 share reverse split of the Company’s common stock.  On September 12, 2008, the Company declared a 4:1 reverse stock split, which became effective on September 26, 2008.  All share transactions and disclosures have been restated as if the reverse stock split occurred before all periods presented.

By Order dated September 12, 2008, the Securities and Exchange Commission ("SEC") instituted an administrative proceeding pursuant to Section 12(j) of the Securities Exchange Act of 1934 ("Act") to revoke the registration of the Company's shares of common stock under Section 12(g) of the Act, allegedly for failure of the Company to comply with the reporting requirements of the Act.  The SEC also entered an order on September 12, 2008 suspending trading in the Company's shares from that date to September 25, 2008, allegedly because of the Company's failure to file any periodic reports since September 30, 2005, with the exception of a periodic report for the period ended March 31, 2008.  The Company intends to contest the revocation of its registration under the Act, asserting that it has filed reports containing all financial and other information available to it without unreasonable effort and expense, in satisfaction of the disclosure and reporting requirements of the Act.  Registration of the Company's shares under Section 12(g) of the Act is a prerequisite for continued quotation and trading on the Pink Sheets.  If registration were revoked, the Company's shares would no longer be eligible to trade on the Pink Sheets and shareholders would experience difficulty in buying and selling their shares.

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

Index

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

Shipping and handling costs
Shipping and handling costs are reported in cost of product sold in the accompanying statements of operations.  In the years ended June 30, 2008 and 2007, such costs aggregated $11,048 and $65,674, respectively.  Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in selling and marketing costs.

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

Index

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

Earnings (loss) per common share
Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, “Earnings per Share” (“SFAS No. 128”), which established new standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding.  At June 30, 2008 and 2007 there are no potentially dilutive common stock equivalents.  Accordingly, basic and diluted earnings (loss) per share are the same for the periods presented.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Index

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning July 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning July 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning July 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement July 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Index

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

Index

NOTE 2:	ACQUISITION OF RUDY BEVERAGE, INC.

On February 11, 2008, Nutrition completed the acquisition of Rudy and with the acquisition has become a manufacturer of health conscious beverages. Under the terms of the acquisition, Nutrition issued 8,750,000 shares of its restricted common stock in exchange for 100% of the issued and outstanding shares of Rudy.

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

NOTE 3:	INVENTORIES

Inventories consist of the following at June 30, 2008 and June 30, 2007:

	2008	2007

Finished goods	$-	$11,137
	$-	$11,137

The Company wrote off its remaining old inventory at the end of June 2008.

NOTE 4:	PROPERTY AND EQUIPMENT

At June 30, 2008, the Company had property and equipment as follows (none at June 30, 2007):

2008

Manufacturing equipment	$39,276
Plates and dies	1,440
40,716
Accumulated depreciation	(3,405)
$37,311

Index

NOTE 5:	CONVERTIBLE NOTES PAYABLE

At June 30, 2008, convertible notes payable amounted to $1,188,626.  The convertible notes payable are accruing interest at 8% to 10% per annum, are due on demand and are convertible into the Company’s common stock.  Accrued interest in the amount of $316,747 on the notes is included in accrued expenses on the balance sheet at June 30, 2008.

During 2008, the Company converted notes payable in the principal amount of $557,473 and accrued interest in the amount of $149,612 into 81,212,650 shares of its common stock.

NOTE 6:	DUE RELATED PARTIES

At June 30, 2008 and June 30, 2007 the Company had loans and advances from affiliates as follows:

	2008	2007

Global Beverage Solutions, Inc.	$1,818,043	$1,818,043
DPI	41,239	8,140
Daniel Ruettiger	18,448	32,199
William Stephens	75,000	150,000
Rocco Brandonisio	58,240	-
Capital Market	151,000	-
Frank Trotti	25,000	-
Miscellaneous	566	100
	$2,187,536	$2,008,482

Included in accrued expenses at June 30, 2008 and 2007 is $34,969 and $30,411, respectively, in accrued royalties due to Rudy International Marketing, Inc.

The Company and Global Beverage Solutions, Inc. are in on going discussions regarding the balance owed to Global and repayment terms.

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

At June 30, 2008, there are 13,850 shares issued and outstanding with a preference on liquidation of $100 per share.

On June 1, 2008, a majority of the shareholders of the Company approved an amendment to the articles of incorporation to increase the number of authorized shares of preferred stock to 400,000,000 shares with a par value of $0.001.  The preferred stock may be divided into and issued in series.  The board of directors is authorized to divide the authorized shares in series and to establish the designations, rights, qualification, preferences, limitations and terms of the shares of any series of preferred stock.  The amendment to the articles of incorporation was filed with the Nevada secretary of state and became effective on July 23, 2008.

In addition, on July 23, 2008, a certificate of designation was filed with the Nevada secretary of state and designated the Company’s Series B convertible preferred stock (“Series B”).  200,000,000 shares of the Series B are designated with a par value of $0.001 and a stated value of $100 per share.  Each share of Series B shall have 10 votes as compared to one vote for each share of common stock.  At the option of the holder, one year after issuance each share of Series B may be converted into one common share.  In July 2008, 126,614,995 Series B shares were issued in exchange for accrued consulting fees of $126,615.

Index

NOTE 8:	STOCKHOLDER’S EQUITY

COMMON STOCK

By Order dated September 12, 2008, the Securities and Exchange Commission ("SEC") instituted an administrative proceeding pursuant to Section 12(j) of the Securities Exchange Act of 1934 ("Act") to revoke the registration of the Company's shares of common stock under Section 12(g) of the Act, allegedly for failure of the Company to comply with the reporting requirements of the Act.  The SEC also entered an order on September 12, 2008 suspending trading in the Company's shares from that date to September 25, 2008, allegedly because of the Company's failure to file any periodic reports since September 30, 2005, with the exception of a periodic report for the period ended March 31, 2008.  The Company intends to contest the revocation of its registration under the Act, asserting that it has filed reports containing all financial and other information available to it without unreasonable effort and expense, in satisfaction of the disclosure and reporting requirements of the Act.  Registration of the Company's shares under Section 12(g) of the Act is a prerequisite for continued quotation and trading on the Pink Sheets.  If registration were revoked, the Company's shares would no longer be eligible to trade on the Pink Sheets and shareholders would experience difficulty in buying and selling their shares.

On January 21, 2008, the Board of Directors of the Company approved a one for 9,000 share reverse split of the Company’s common stock.  On September 12, 2008, the Company declared a 4:1 reverse stock split, which became effective on September 26, 2008.  All share transactions and disclosures have been restated as if the reverse stock split occurred before all periods presented.

On June 1, 2008, a majority of the shareholders of the Company approved an increase in the number of authorized shares of common stock to 1,000,000,000 shares with a par value of $0.001.  The amendment to the articles of incorporation was filed with the Nevada secretary of state and became effective on July 23, 2008.

On August 1, 2008, a majority of the Company’s shareholders approved increasing the authorized common shares from 1,000,000,000 to 5,000,000,000.  The amendment was filed with the Nevada secretary of state and became effective on September 3, 2008.

At June 30, 2008 and 2007, there were 600,000,000 common shares authorized and 89,973,283 and 8,750,000 common shares issued and outstanding, respectively.

WARRANTS

In prior years, the Company issued warrants pursuant to various consulting agreements and in connection with financing arrangements.

A summary of changes in warrants through June 30, 2008, is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price

Balance, June 30, 2006	2,579	$7,500
Warrants granted	-	-
Warrants exercised	-	-
Warrants cancelled/expired	(192)	5,624
Balance, June 30 2007	2,387	7,652
Warrants granted	-	-
Warrants exercised	-	-
Warrants cancelled/expired	(243)	10,860
Balance, June 30, 2008	2,144	$7,288

Index

The following table summarizes information related to warrants outstanding at June 30, 2008, all of which are exercisable:

		Remaining	Weighted
		Contractual	Average
Exercise Price	Number	Life	Exercise Price

$2,252 - $3,600	661	.73	$3,236
$4,320 - $7,200	1,044	1.12	4,812
$8,812 - $21,600	416	1.21	17,792
$27,000 - $55,440	23	1.22	44,432

The significant assumptions used to calculate the estimated fair value information utilizing the Black-Scholes pricing model for the year ended June 30, 2006 were:  Discount rate - 3.5%; Volatility - 225%; Expected life in years – 3; and Expected dividend yield – 0.  No warrants have been issued since June 30, 2006.

STOCK OPTIONS

The Company previously issued non-plan stock options pursuant to various agreements and other compensatory arrangements to employees and third parties.  Options to acquire 347 shares at an average exercise price of $22,680, which has not changed since June 30, 2006, and is summarized as follows as of June 30, 2008:

			Weighted Average
		Remaining	Exercise
Exercise Price	Number	Contractual Life	Price

$11,160	180	3.92	$11,160
32,760	150	4.62	32,760
55,440	17	4.44	55,440

Totals	347	4.25	$22,680

NOTE 9:	COMMITMENTS AND CONTINGENCIES

Former subsidiaries bankruptcies
Nutrition was inactive from February 2006 through February 2008 when it acquired Rudy.  While it is the Company’s position that all liabilities of its subsidiaries were discharged in the bankruptcy filings, it is possible that some claims may arise from prior periods which current management is unaware.

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

Index

NOTE 10:	GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  Rudy commenced business operations in June 2006 and Nutrition was inactive between February 2006 and February 2008 when it acquired Rudy.

The Company has not established sources of revenue to fund the development of business, projected operating expenses and commitments for the next twelve months.  Since inception, the Company has incurred losses in the amount of $7,565,372 and has negative working capital of $3,565,905 at June 30, 2008.

During the two months ended August 31, 2008, the Company issued 131,844,322 shares of its common stock in exchange for approximately $263,689 in convertible notes payable and accrued interest.

Management believes the business of developing, marketing and distribution of low sugar beverages will be sufficient to fund projected operating expenses and commitments by the end of fiscal 2009 and that private placements of common stock and loans will be sufficient to meet operating requirements until the business can provide positive cash flow.  However there can be no assurance that revenues from operations and/or additional common stock sales will be sufficient to fund the Company’s current business plan.

The ability of the Company to continue as a going concern during the next year depends on the Company’s success in executing these plans.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 11:	SUBSEQUENT EVENTS

On June 1, 2008, a majority of the shareholders of the Company approved an amendment to the articles of incorporation to increase the number of authorized shares of common stock to 1,000,000,000 and of preferred stock to 400,000,000 shares with a par value of $0.001.  The preferred stock may be divided into and issued in series.  The board of directors is authorized to divide the authorized shares in series and to establish the designations, rights, qualification, preferences, limitations and terms of the shares of any series of preferred stock.  The amendment to the articles of incorporation was filed with the Nevada secretary of state and became effective on July 23, 2008.

In addition, on July 23, 2008, a certificate of designation was filed with the Nevada secretary of state and designated the Company’s Series B convertible preferred stock (“Series B”).  200,000,000 shares of the Series B are designated with a par value of $0.001 and a stated value of $100 per share.  Each share of Series B shall have 10 votes as compared to one vote for each share of common stock.  At the option of the holder, one year after issuance each share of Series B may be converted into one common share.  In July 2008, 126,614,995 Series B shares were issued in exchange for accrued consulting fees of $126,615.

On August 1, 2008, a majority of the Company’s shareholders approved increasing the authorized common shares from 1,000,000,000 to 5,000,000,000.  The amendment was filed with the Nevada secretary of state and became effective on September 3, 2008.

On September 12, 2008, the Company declared a 4:1 reverse stock split, which became effective on September 26, 2008.  All share transactions and disclosures have been restated as if the reverse stock split occurred before all periods presented.

By Order dated September 12, 2008, the Securities and Exchange Commission ("SEC") instituted an administrative proceeding pursuant to Section 12(j) of the Securities Exchange Act of 1934 ("Act") to revoke the registration of the Company's shares of common stock under Section 12(g) of the Act, allegedly for failure of the Company to comply with the reporting requirements of the Act.  The SEC also entered an order on September 12, 2008 suspending trading in the Company's shares from that date to September 25, 2008, allegedly because of the Company's failure to file any periodic reports since September 30, 2005, with the exception of a periodic report for the period ended March 31, 2008.  The Company intends to contest the revocation of its registration under the Act, asserting that it has filed reports containing all financial and other information available to it without unreasonable effort and expense, in satisfaction of the disclosure and reporting requirements of the Act.  Registration of the Company's shares under Section 12(g) of the Act is a prerequisite for continued quotation and trading on the Pink Sheets.  If registration were revoked, the Company's shares would no longer be eligible to trade on the Pink Sheets and shareholders would experience difficulty in buying and selling their shares.

Index

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T):	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure.  Under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2008, and, based on its evaluation, our principal executive officer and our principal financial officer have concluded that these controls and procedures are effective as of June 30, 2008.

(b)  Changes in Internal Controls

During the fourth quarter of our fiscal year ended June 30, 2008, there was no change in our internal control and procedures over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  As defined by the SEC, internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting is supported by written policies and procedures that:  (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008.  In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2008, due primarily to a lack of segregation of duties.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

ITEM 9B:	OTHER INFORMATION

Pursuant to General Instruction B of Form 8-K, any reports previously or in the future submitted under Item 2.02 (Results of Operations and Financial Condition) are not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 and the Company is not subject to the liabilities of that section, unless the Company specifically states that the information is to be considered “filed” under the Exchange Act or incorporates it by reference into a filing under the Securities Act or Exchange Act.  If a report on Form 8-K contains disclosures under Item 2.02, whether or not the report contains disclosures regarding other items, all exhibits to such report relating to Item 2.02 will be deemed furnished, and not filed, unless the registrant specifies, under Item 9.01 (Financial Statements and Exhibits), which exhibits, or portions of exhibits, are intended to be deemed filed rather than furnished pursuant to this instruction.  The Company is not incorporating, and will not incorporate, by reference these reports into a filing under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The following section sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees; together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and we are not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position. Each Executive Officer will serve until he or she resigns or is removed or otherwise disqualified to serve, or until his or her successor is elected and qualified.  We currently have two Directors.

Name	Age	Position and Term

Daniel E. ("Rudy") Ruettiger		CEO and Director starting January 26, 2008

Rocco "Rocky" Brandonisio		President and Director starting January 26, 2008

Kevin S. Kaplan		CFO and Director from January 26, 2008 until September 9, 2008, when he resigned

Dennis Vadura		CEO and Director prior to January 26, 2008, when he resigned

Daniel E. (“Rudy”) Ruettiger: Chief Executive Officer, Secretary and Director:

Rudy has the notoriety of his famous football play at The University Notre Dame game in 1975.   TRISTAR Productions immortalized his life’s story by creating a movie named “Rudy” in 1993.

Today Rudy is one of the most sought after motivational speakers declaring his powerful message of “Yes I Can”.  Rudy entertains international corporate audiences, school children, university students and professional athletes to name a few.  He has shared a stage with some great leaders and speakers including George Bush, General Colin Powell, First Lady Barbara Bush, Joe Montana, Zig Ziglar and Christopher Reeve.  In addition he has had many media appearances some of which include, People Magazine, Sports Illustrated, US Magazine, Readers Digest, ABC Good Morning America and NBC Talk Live.

Rudy is a distinguished author who has co-authored several books and produced a motivational tape series.  In addition, Rudy has become a great humanitarian, and established the Rudy Foundation with a mission to help children of all ages around the world.  Rudy also has an Award Program to recognize children who make outstanding efforts to live their lives with Rudy’s positive outlook and self improvement.

Rudy has received many honors over the years including the keys to many cities, Honorary Doctorate Degree from Our Lady Of Holy Cross College, Honorary assist to the Attorney General of Louisiana, Distinguished American Award, Recognition from George Bush, The White House and the House of Representatives in Texas, a Proclamation from the Governor of Nevada granting an Official Rudy Award Day and Inducted into the Speakers Hall of Fame.

Mr. Ruettiger assumed the additional duty of Chief Financial Officer on September 9, 2008 upon the resignation of Mr. Kaplan.

Rocco “Rocky” Brandonisio: President and Director:

Born and raised in Chicago, IL, Mr. Brandonisio started in the vending and food service industry in the late 1970s working for various local, regional and nationally known companies such as Aramark.

In 1989 Mr. Brandonisio relocated to Las Vegas, Nevada to oversee the operations of a locally owned vending service provider. After approximately six years, Mr. Brandonisio resigned as operations manager to accept a senior management position with a similar company in Las Vegas. After a brief period of time serving as Vice-President of the company, Mr. Brandonisio acquired the company and created Brandway Inc. and Horizon Vending, a multi-state vending and food service provider.

Mr. Brandonisio has served as CEO of Brandway, Inc. since 1997.  In 2001, Horizon Vending became a franchise of Canteen (a division of Compass Group) the world’s largest food service provider.   In 2007 Mr. Brandonisio was named President of Rudy Beverage and in January 2008 became President and a Director of Ruby Nutrition.

Mr. Brandonisio has served as a member of the Clark County (Nevada) Enterprise Township Advisory Board since 1989.  Mr. Brandonisio is a member of the Nevada Development Authority and serves as a Trustee.

Mr. Brandonisio is a member of the Las Vegas Executives Association.  Mr. Brandonisio is a member of the Board of Directors and serves on various committees of Southwest USA Bank in Las Vegas, NV.

Kevin S. Kaplan: Chief Financial Officer and Director

President and CEO of Coaching Charities LLC, Mr. Kaplan oversees all company operations in his nationally recognized foundation management company.  His company’s function is to promote professional sports teams, individual team members, college teams and players with innovative marketing programs.  He has been called a “Marketing Expert” and “Promotion Whiz”.   His client base consists of many national sports affiliated organizations at the top levels.  He has developed unique marketing programs that attract national media coverage producing direct results.

Mr. Kaplan has served a Vice President of Marketing for the Birmingham Fire of the World League (NFL Europe), First Security Bank of New Mexico and Director of Marketing for the Fiesta Casino & Hotel (Las Vegas), a property owned one time by The Maloof Family.  He also founded and served as Executive Director of Beer Drinkers of America, a national 800,000 member consumer advocacy organization funded by Anheuser-Busch and Miller Brewing Company.

Mr. Kaplan is the architect of the first ever sellout of University Stadium (BYU vs. University of New Mexico football game), which was recognized as “promotion of the year” by the Albuquerque Sports Hall of fame in 1994.  He is a 1987 recipient of the New Mexico Jaycees “Top Ten Young New Mexican” Award and recognized as “Who’s Who in American Universities and Colleges”.  In 1998, he was inducted into the Eastern New Mexico University Athletic Hall of Honor.

Mr. Kaplan is the Founder and past Chairman of the Central New Mexico Susan G. Komen Breast Cancer Foundation. In addition he also served as International President of the Kappa Sigma Fraternity. Mr. Kaplan is a 1985 graduate (B.A. Communications) of Eastern New Mexico University and resides in Albuquerque, New Mexico.

Mr. Kaplan became a Director and the Chief Financial Officer of the Company on January 26, 2008.  On September 9, 2008, Mr. Kaplan resigned these positions as a result of other commitments.

Mark E. McIlvane: Advisory Board

Mr. McIlvane has many years experience in the telecom distribution, management, manufacturing and telecom software industries.  His responsibilities included financing, marketing, management and monitoring of large projects.  Mr. McIlvane has been in senior positions in such companies as, ACI Telecom, US West Telecom as senior Vice President and General Manager.  In 1991 he moved to a more specialize environment at Envoy Global, Inc. as the Senior Vice President of Sales and Marketing.  From there Mr. McIlvane secured a position as Senior Vice President, North America Sales of Comverse Technologies. His main responsibilities were to introduce new products to North America by using new concepts and marketing ideas for the wireless markets. He also maintained a position at Clarent Corporation as the Executive Vice President of Business operations.  There he managed post IPO growth and restructuring after building the sales organization in EMEA, North America, South and Latin America and Australia.

In 2001, Mr. McIlvane founded McIlvane Partners, LLC, where he guided his wireless and messaging clients to over $10,000,000 in sales with his leadership and experience of tough telecom markets.

 In 2003, Mr. McIlvane was given the title of President and CEO for Personeta, Inc., where he took over an early stage manufacturing company which was under funded and raised $25,000,000 and directed sales growth to 8+ million with a strong management of distribution evolution.

Kevin F. Delaney: Advisory Board

Mr. Delaney has served 34 years in the United States Navy.  As a Vietnam Veteran he flew 700 combat missions and had six command tours with two award winning aviation squadrons, an aircraft wing, Naval Air Station Jacksonville (which under his command was selected from 178 Navy bases worldwide for the Commander-in-Chief’s  Installation Excellence Award as the Navy’s best shore installation) and was Commander, Naval Shore Activities, U.S. Atlantic Fleet.  Just prior to his retirement, Mr. Delaney served as the Navy’s Regional Commander for the Southeastern United States and the Caribbean. He was responsible for over 40 commands including 14 major naval installations including 4 hospitals. Rear Admiral Delaney retired from the navy in 1998.

Mr. Delaney founded his company, Delaney and Associates Consulting after several years in senior executive positions in the Healthcare and Automotive industries.  His company specializes in a full range of government business opportunities specializing in-start up companies and emerging technologies.  His talents also include national speaking engagements specializing in topics such as leadership, management and quality and improvement subjects.

In addition, Mr. Delaney enjoys being a co-spokesman with William Shatner for the nationally syndicated Heartbeat of America, Inc. “Keeping America Strong” series.

Over the past fifteen years Mr. Delaney has served on the boards of 17 area non-profit organizations in Northeast Florida.  He is the recipient of many service awards.

Audit Committee

We do not have an audit committee financial expert (as defined in Item 401 of Regulation S-K) serving on our Board of Directors. We have not yet employed an audit committee financial expert on our Board due to the inability to attract such a person. Within the next fiscal year, we expect to obtain Directors and Officers insurance which we expect will help to attract such a member to our Board. In addition, our financial position has made it difficult to place such an individual on our Board of Directors.

Compliance with Section 16(a) Of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors and persons who own more than ten percent of the Company’s common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that the Company identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the Company’s knowledge, based solely on a review of reports furnished to it, the Directors were late filing their Form 3s in 2008 when they became Directors.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that applies to all of our officers, directors and employees. Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to Attn: D. Ruettiger, P.O. Box 93507, Las Vegas, NV 89118.  Our telephone number is (866)783-9738. We are in the process of building a section of our website at www.Rudy.com where our Code of Ethics will be available to investors.

Nominating Committee

The Company does not currently have a standing nominating committee or committee performing similar functions.  The full Board of Directors participates in the consideration of director nominees.

ITEM 11:	EXECUTIVE COMPENSATION

The Board of Directors deliberates executive compensation matters to the extent they are not delegated to the Chief Executive Officer.

The following table shows the compensation of the Company’s Chief Executive Officer and each executive officer whose total cash compensation exceeded $100,000 for the three years ended June 30, 2008.

Summary Compensation Table

			Stock	Option	All other
Name and principal		Salary	awards	awards	compensation	Total
position	Year	($)	($)	($)	($)	($)

Daniel E. Ruettiger (CEO since	2008	$-	$-	$-	$54,783	$54,783
January 26, 2008)	2007	N/A	N/A	N/A	N/A	N/A
	2006	N/A	N/A	N/A	N/A	N/A

Rocco Bradonisio (President	2008	$-	$-	$-	$13,678	$13,678
since January 26, 2008	2007	N/A	N/A	N/A	N/A	N/A
	2006	N/A	N/A	N/A	N/A	N/A

Dennis Vadura (CEO and CFO	2008	$-	$-	$-	$-	$-
prior to January 26, 2008)	2007	$-	$-	$-	$-	$-
	2006	$-	$-	$-	$-	$-

Columns for bonus, non-equity incentive plan compensation and nonqualified deferred compensation earnings have been omitted from the table above as all amounts are zero.

Narrative disclosure to summary compensation table

Compensation levels and amounts are determined by the board of directors based on amounts paid to executives in similar sized companies with similar responsibilities.  Stock options are valued utilizing the Black-Scholes valuation method.

Our officers are currently working without cash compensation while the business is being developed.  We expect to have contracts with our officers when the Company can afford to pay them.  At this time, Mr. Ruettiger has a royalty agreement with the Company which pays him 10% of sales.  During fiscal 2008, we accrued, but did not pay, $4,558 in royalties for Mr. Ruettiger.  In June 2008, the Company accrued consulting fees for Mr. Ruettiger in the amount of $50,225 and $13,678 for Mr. Bradonisio.  In July 2008, the Company issued 50,224,798 shares of its Series B convertible preferred shares to Mr. Ruettiger’s Family Trust and other designees and issued 13,678,000 of its Series B convertible shares to designees of Mr. Brandonisio in payment of these amounts.

Other required columns: estimated future payouts under non-equity incentive plan awards and estimated future payouts under equity incentive plan awards are omitted from the table as they are all zero.

Options exercised and stock vested table, pension benefits table, grants of plan based awards table, outstanding equity awards at fiscal year-end table and nonqualified deferred compensation table are all omitted as there would have been no information to include.

Compensation of directors

Directors did not receive any compensation for the meetings they attended in 2008.  It is anticipated that a formal plan for compensation of Directors will be instituted during 2009 or 2010.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management and Certain Beneficial Owners
The following table indicates the beneficial ownership of the Company’s voting securities of all Directors of the Company and all Executive Officers who are not Directors of the Company, and all officers and directors as a group, as of August 31, 2008, the most recent practicable date. As of August 31, 2008, there 221,817,606 shares of the Company’s common stock outstanding. Except as otherwise indicated below, to the best of the Company’s knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name. All options are currently exercisable, unless otherwise indicated.

	Name and Address of	Amount and Nature of	% of
Title of Class	Beneficial Owner	Beneficial Owner	Class

Common	Pan American Capital Group, Inc.	16,905,677	7.62%
	C/O Rudy Nutrition
	P.O. Box 93507
	Las Vegas, NV 89118

Common	Daniel E. Ruettiger (1)	3,811,731	1.72%
	P.O. Box 93507
	Las Vegas, NV 89118

Common	Rocco Brandonisio (2)	125,000	0.06%
	P.O. Box 93507
	Las Vegas, NV 89118

Common	Kevin S. Kaplan (3)	250,000	0.11%
	P.O. Box 93507
	Las Vegas, NV 89118

Common	All current officers and directors as a
	Group (3 persons)	4,186,731	1.89%

(1)	Includes 3,811,731 shares owned by Mr. Ruettiger’s Family Trust.
(2)	Includes 125,000 shares owned by Mr. Brandonisio’s wife.
(3)	Mr. Kaplan resigned on September 9, 2008.

The Company has no equity compensation plan.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On November 16, 2005, the Company entered into a Licensing Agreement with Rudy International Marketing, Inc. (“RIMI”).  The agreement provided for appearance fees and for royalties of $0.50 per case, based on a case size of twelve one-liter bottles.  Effective January 1, 2007, the agreement was modified to change the royalty calculation to 10% of gross revenue for all of the Company’s sales.  We accrued, but did not pay, $4,558 in royalties due Mr. Ruettiger’s company, RIMI during 2008.

Currently, the board of directors consists of the two officers of the Company and there are no independent directors.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees – The aggregate fees billed as of June 30, 2008 for professional services rendered by the Company’s accountant was $10,000 for the audit of the Company’s annual financial statements and quarterly reviews for the fiscal years ended June 30, 2008 and 2007, respectively.

Audit-Related Fees – None.

Tax Fees – None for 2008 or 2007.

All Other Fees – Other than the services described above, no other fees were billed for services rendered by the principal accountant during fiscal 2008 or fiscal 2007.

Audit Committee Policies and Procedures – The audit committee pre-approves audit and review services.

If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees – Not applicable.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.	Financial Statements – The following consolidated financial statements of Rudy Nutrition and Subsidiary are contained in Item 8 of this Form 10-K:
•	Report of Independent Registered Public Accountant
•	Consolidated Balance Sheets at June 30, 2008 and 2007
•	Consolidated Statements of Operations – For the years ended June 30, 2008 and 2007
•	Consolidated Statements of Stockholders’ Equity (Deficit) - For the years ended June 30, 2008 and 2007
•	Statements of Cash Flows – For the years ended June 30, 2008 and 2007
•	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUDY NUTRITION

October 14, 2008                                                                /s/ Daniel E. Ruettiger
Daniel E. Ruettiger, CEO and CFO
(Principal executive officer and
Principal accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 14, 2008                                                                /s/ Daniel E. Ruettiger
Daniel E. Ruettiger, CEO, CFO and Director

October 14, 2008                                                                /s/ Rocco Brandonisio
Rocco Brandonisio, President and Director