Form 10-Q
period 2008-09-30
Rudy Nutrition
filed 2008-11-14
CIK 764794

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:  September 30, 2008
 Commission File Number:  000-32849

RUDY NUTRITION
(Exact name of small business issuer as specified in its charter)

Nevada	11-2751630
(State of Incorporation)	(IRS Employer ID No)

P.O. Box 93507, Las Vegas, NV  89118
(Address of principal executive office)

(866) 783-9738
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑No❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ❒	Accelerated filer ❒	Non-accelerated filer ❒	Smaller reporting company☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ❒  No ☑

The number of shares outstanding of registrant’s common stock, par value $0.001 per share, as of October 31, 2008, was 2,223,917,606.

Rudy Nutrition and Subsidiaries

RUDY NUTRITION AND SUBSIDIARY
Condensed Consolidated Balance Sheets
September 30, 2008 (Unaudited) and June 30, 2008
	September 30,
	2008	June 30,
	(Unaudited)	2008

ASSETS
Current assets:
Cash and cash equivalents	$202,619	$560,195
Accounts receivable trade, net of allowance of $40,000
at June 30, 2008	-	36,152
Inventory	76,831	-
Prepaid expenses	-	21,627
Total current assets	279,450	617,974
Property and equipment, net	36,401	37,311
Total assets	$315,851	$655,285

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$31,798	$328,597
Accrued expenses	8,697	352,505
Accrued consulting fees	-	126,615
Convertible notes payable	-	1,188,626
Due affiliates	-	2,187,536
Total liabilities	40,495	4,183,879

Commitments and contingencies

Convertible Series A redeemable preferred stock; $0.01 par value;
80,000 shares authorized; 13,850 shares issued and
outstanding; preference on liquidation $100 per share	-	1,385,000

Stockholders' equity (deficit):
Convertible Series A preferred stock; $0.001 par value;
400,000,000 shares authorized; 126,614,995 shares issued and
outstanding at September 30, 2008 and none at June 30, 2008	126,615	-
Common stock: $0.001 par value; 5,000,000,000 shares
authorized; 2,223,917,606 and 89,973,283 issued and outstanding
at September 30, 2008 and June 30, 2008, respectively	2,223,918	89,973
Additional paid-in capital	5,724,399	2,590,751
Accumulated deficit	(7,799,576)	(7,594,318)
Total stockholders' equity (deficit)	275,356	(4,913,594)
Total liabilities and stockholders' equity (deficit)	$315,851	$655,285

See accompanying notes to condensed consolidated financial statements.

RUDY NUTRITION AND SUBSIDIARY
Statements of Operations
Three months ended September 30, 2008 and 2007
(Unaudited)
	2008	2007

Sales and revenues	$19,683	$18,779
Cost of sales	7,025	17,130
Gross profit (loss)	12,658	1,649
Costs and expenses
Selling and marketing expense	50,478	100,172
General and administrative expense	138,424	36,745
Total costs and expenses	188,902	136,917
Loss from operations	(176,244)	(135,268)
Other expense
Interest expense	29,014	-
Total other expense	29,014	-
Net loss before income taxes	(205,258)	(135,268)
Income taxes	-	-
Net loss	$(205,258)	$(135,268)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding	267,027,372	35,000,000

See accompanying notes to condensed consolidated financial statements.

RUDY NUTRITION AND SUBSIDIARY
Statements of Cash Flows
Three months ended September 30, 2008 and 2007
(Unaudited)
	2008	2007
Operating activities
Net loss	$(205,258)	$(135,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	909	-
Bad debts	36,152	-
Change in other assets and liabilities:
Accounts receivable	-	(2,545)
Inventory	(76,830)	8,880
Prepaid expenses and other assets	21,627	56,582
Accounts payable	31,798	(131,040)
Accrued expenses	1,952	32,473
Net cash used in operating activities	(189,650)	(170,918)

Investing activities
Net cash used in investing activities	-	-
Net cash used in investing activities	-	-

Financing activities
Repayment of loans from affiliates	(167,926)
Loans from affiliates	-	112,311
Net cash provided by financing activities	(167,926)	112,311
Net increase in cash and cash equivalents	(357,576)	(58,607)
Cash and cash equivalents, beginning of period	560,195	74,191
Cash and cash equivalents, end of period	$202,619	$15,584

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$-	$-
Income taxes	-	-
Non-cash investing and financing activities:
Common shares issued in exchange for notes payable, accounts payable
and preferred stock	$5,267,593	$-
Preferred shares issued in exchange for accrued expenses	126,615	-

See accompanying notes to condensed consolidated financial statements.

RUDY NUTRITION AND SUBSIDIARY
Notes to Financial Statements

NOTE 1:	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On January 21, 2008, the Board of Directors of the Company approved a one for 9,000 share reverse split of the Company’s common stock.  On September 12, 2008, the Company approved a 4:1 reverse stock split which became effective on September 26, 2008.  Accordingly, all share transactions and disclosures have been restated as if the reverse stock split occurred before all periods presented.

By Order dated September 12, 2008, the Securities and Exchange Commission ("SEC") instituted an administrative proceeding pursuant to Section 12(j) of the Securities Exchange Act of 1934 ("Act") to revoke the registration of the Company's shares of common stock under Section 12(g) of the Act, allegedly for failure of the Company to comply with the reporting requirements of the Act.  The SEC also entered an order on September 12, 2008 suspending trading in the Company's shares from that date to September 25, 2008, allegedly because of the Company's failure to file any periodic reports since September 30, 2005, with the exception of a periodic report for the period ended March 31, 2008.  On October 30, 2008, the Company entered into a Settlement Agreement with the SEC pursuant to which the Company agreed to the revocation of the registration of its securities under the Securities Exchange Act of 1934.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting.  The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report for the years ended June 30, 2008 and 2007, which is included in the Company’s Form 10-K dated June 30, 2008.  The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

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

Shipping and handling costs
Shipping and handling costs are reported in cost of product sold in the accompanying statements of operations.  In the nine month periods, such costs aggregated $380 in 2008 and $940 in 2007.  Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in selling and marketing costs.

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

Earnings (loss) per common share
Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, “Earnings per Share” (“SFAS No. 128”), which established new standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding.  At September 30, 2008 and 2007 there are no potentially dilutive common stock equivalents.  Accordingly, basic and diluted earnings (loss) per share are the same for the periods presented.

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

Fiscal years
The Company’s fiscal year ends on June 30 of each year.  The fiscal year ended June 30, 2009 is referred to herein as 2009, the fiscal year ended June 30, 2008 is referred to herein as 2008 and the fiscal year ended June 30, 2007 is referred to herein as 2007.

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

NOTE 3:	INVENTORIES

Inventories consist of the following at September 30, 2008 (none at June 30, 2008):

September 30,
2008

Raw materials and ingredients	$8,515
Finished goods	15,088
Bottles, labels and other packaging materials	53,228
$76,831

NOTE 4:	PROPERTY AND EQUIPMENT

At September 30, 2008 and June 30, 2008, the Company had property and equipment as follows:

	September 30,	June 30,
	2008	2008

Manufacturing equipment	$39,276	$39,276
Plates and dies	1,440	1,440
	40,716	40,716
Accumulated depreciation	(4,315)	(2,727)
	$36,401	$37,989

NOTE 5:	CONVERTIBLE NOTES PAYABLE

At June 30, 2008, convertible notes payable to the former officers and directors of the Company amounted to $1,188,626.  The convertible notes payable were accruing interest at 8% to 10% per annum, are due on demand and were convertible into the Company’s common stock.  Accrued interest in the amount of $316,747 on the notes is included in accrued expenses on the balance sheet at June 30, 2008.

During the three months ended September 30, 2008, the remaining balance of the convertible notes payable and all related accrued interest was exchanged for common stock.

NOTE 6:	DUE AFFILIATES

At June 30, 2008 the Company had loans and advances from affiliates as follows (none at September 30, 2008):

June 30,
2008

Global Beverage Solutions, Inc.	$1,818,043
DPI	41,239
Daniel Ruettiger	18,448
William Stephens	75,000
Rocco Brandonisio	58,240
Capital Market	151,000
Frank Trotti	25,000
Miscellaneous	566
$2,187,536

During the three months ended September 30, 2008, $167,926 in advances were repaid in cash and the remainder were converted to common stock.

NOTE 7:	MEZZANINE SECURITIES

PREFERRED STOCK - 2005 Series A

In June 2005, the Company filed a certificate of designation with respect to 30,000 shares of a single Series A, non-voting preferred stock ("2005 Series A"). Preferred shareholders have preference to common shareholders in the event of liquidation of the Company such that for each share of Preferred Stock, the preferred shareholder is entitled to an amount equal to the Stated Value, as defined, per share plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon before any distribution or payment shall be made to the holders of any Junior Securities, as defined. Each share of 2005 Series A preferred stock has a Stated Value of $100.  Thirty-six Series A shares are convertible into one of the Company's common shares, as adjusted, at the option of the preferred shareholder. Upon the occurrence of certain events defined in the certificate of designation, shareholders may at their option redeem their preferred stock for cash or common shares for an amount no less than 120% of the Stated Value.

During the three months ended September 30, 2008, all 13,850 shares of 2005 Series A preferred stock were converted to common stock.

NOTE 8:	STOCKHOLDER’S EQUITY

PREFERRED STOCK

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

On June 1, 2008, a majority of the shareholders of the Company approved an amendment to the articles of incorporation to increase the number of authorized shares of common stock to 1,000,000,000 shares with a par value of $0.001.  The amendment to the articles of incorporation was filed with the Nevada secretary of state and became effective on July 23, 2008.

On August 1, 2008, a majority of the Company’s shareholders approved increasing the authorized common shares from 1,000,000,000 to 5,000,000,000 shares.  The amendment was filed with the Nevada secretary of state and became effective on September 3, 2008.

During the three months ended September 30, 2008, we issued 2,133,944,323 shares of common stock in exchange for convertible debt, preferred stock, amounts due affiliates, accrued interest and accounts payable in the amount of $5,267,593.

At September 30, 2008, there were 5,000,000,000 common shares authorized and 2,223,917,606 common shares issued and outstanding.

WARRANTS

In prior years, the Company issued warrants pursuant to various consulting agreements and in connection with financing arrangements.

A summary of changes in warrants through September 30, 2008, is as follows:

Warrants	Number of Exercise Price	Weighted Average

Balance, June 30, 2007	2,387	$7,652
Warrants granted	-	-
Warrants exercised	-	-
Warrants cancelled/expired	(243)	10,860
Balance, June 30 2008	2,144	7,288
Warrants granted	-	-
Warrants exercised	-	-
Warrants cancelled/expired	-	-
Balance, September, 2008	2,144	$7,288

The following table summarizes information related to warrants outstanding at September 30, 2008, all of which are exercisable:

Remaining	Weighted
Contractual	Average
Exercise Price	Number	Life (years)	Exercise Price

$2,252 - $3,600	661	.44	$3,236
$4,320 - $7,200	1044	.79	4,812
$8,812 - $21,600	416	.87	17,792
$27,000- $55,440	23	.55	44,432

The significant assumptions used to calculate the estimated fair value information utilizing the Black-Scholes pricing model for the year ended June 30, 2006 were:  Discount rate - 3.5%; Volatility - 225%; Expected life in years – 3; and Expected dividend yield – 0.  No warrants have been issued since June 30, 2006.

STOCK OPTIONS

The Company previously issued non-plan stock options pursuant to various agreements and other compensatory arrangements to employees and third parties.  The number of stock options amounts to options to acquire 347 shares at an average exercise price of $22,680, which has not changed since June 30, 2006, as follows:

	Weighted Average
Remaining	Exercise
Exercise Price	Number	Contractual Life	Price

$11,160	180	3.67	$11,160
32,760	150	4.37	32,760
55,440	17	4.19	55,440

Totals	347	4.00	$22,680

NOTE 10:	COMMITMENTS AND CONTINGENCIES

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

Royalty
On November 16, 2005, the Company entered into a Licensing Agreement with Rudy International Marketing, Inc.  The agreement provided for appearance fees and for royalties of $0.50 per case, based on a case size of twelve one-liter bottles.  Effective January 1, 2007, the agreement was modified to change the royalty calculation to 10% of gross revenue for all of the Company’s sales until October 31, 2013.

NOTE 11:	GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  Rudy commenced business operations in June 2006 and Nutrition was inactive between February 2006 and February 2008 when it acquired Rudy.

The Company has not established sources of revenue to fund the development of business, projected operating expenses and commitments for the next twelve months.  Since inception, the Company has incurred losses in the amount of $7,799,576 and has limited working capital of $238,955 at September 30, 2008.

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

NOTE 12:	SUBSEQUENT EVENTS

On November 10, 2008, the Company entered into a Plan and Agreement of Triangular Merger with Marshall Holdings International, Inc. (“Marshall”) and Marshall Acquisition Company, Inc. (“Acquisition”).   Pursuant to the terms of the Agreement, Rudy will merge into Acquisition and become a wholly owned subsidiary of Marshall.  Prior to completion of the Agreement, a number of corporate actions will be required by the Company, including a reverse split of its common stock to reduce the number of non-accredited shareholders, filing Form 15 to terminate the reporting requirements of the Securities Exchange Act of 1934 and other actions necessary to allow completion of the Merger.

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

FINANCIAL CONDITION AND GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  Rudy commenced business operations in June 2006 and Nutrition was inactive between February 2006 and February 2008 when it acquired Rudy.  As discussed in the Notes to the Condensed Consolidated Financial Statements, Nutrition acquired Rudy on February 11, 2008, and the financial statements prior to that date are those of Rudy.  The consolidated Company at September 30, 2008 has working capital of $238,955.  Management believes that operating in a public company will allow them more flexibility in raising the capital necessary to develop the Company’s business plan.

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

By the end of 2007, Rudy had determined to completely change the container to a more conventional cylindrical bottle in 12 oz, 20 oz and 32 oz sizes and also made changes to its labels to conform to the revised bottles.  These revisions to its business plan have resulted in substantial reductions in sales during the first quarter of fiscal 2009; however, sales are expected to improve in the future with the more acceptable container sizes.

Sales efforts have also been delayed while the Company raised capital to get the revised containers and sizes ready to market.

Comparison of Three Months Ended September 30, 2008 and 2007

Revenues
As noted above, sales were $19,683 in the quarter ended September 30, 2008 as compared to $18,779 in the prior year period.  Cost of sales includes product cost and freight in the current year quarter and also includes some damaged product in the earlier year quarter.

Costs and expenses
Selling and marketing expense amounted to $50,478 in 2008 as compared to $100,172 in 2007.  Substantially the entire amount in 2008 is for product samples and its related freight, whereas the 2007 amount consisted primarily of deferred appearance fees.  The 2007 amounts related to continuing costs associated with sales of the larger container sizes which are now discontinued.

General and administrative expense amounted to $138,424 in 2008 and $36,745 in 2007.  The 2008 amount includes accounting, auditing, legal and other professional services of $60,482, wages of $13,867 and travel of $5,732.  The 2007 amount includes consulting fees of $24,900.

Interest expense amounted to $29,014 in 2008 as compared to none in 2007.  The 2008 expense is the accrued interest on the notes payable in Nutrition since February 11, 2008, which were all exchanged for common stock during the three months ended September 30, 2008.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T:	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2008.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2008, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1:	Legal proceedings

Not applicable.

Item 1A:	Risk factors

Not applicable.

Item 2:	Unregistered sales of equity securities and use of proceeds

During the three months ended September 30, 2008, we issued 2,133,944,323 shares of common stock in exchange for convertible debt, preferred stock, amounts due affiliates, accrued interest and accounts payable in the amount of $5,267,593.  All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

Item 3:	Defaults upon senior securities

None.

Item 4:	Submission of matters to a vote of security holders

Not applicable.

Item 5:	Other information

Plan of Merger.

On November 10, 2008, Marshall Holdings International, Inc., a Nevada corporation (“Marshall”), Marshall Acquisition Company, Inc., a Nevada corporation (the “Subsidiary”), and the Company executed a Plan and Agreement of Triangular Merger (the “Plan of Merger”), whereby the Company is merged into the Subsidiary, a wholly-owned subsidiary of Marshall.  As a result of the Merger, the stockholders of the Company will receive shares of the common stock of Marshall, par value $0.001 per share (the “Marshall Common Stock”) in exchange for all of their shares of the common stock of the Company, par value $0.001 per share.  The basic terms of the Plan of Merger are as follows:

1.             Plan Adopted.  A Plan of Merger whereby the Company merges with and into the Subsidiary, pursuant to the provisions of Chapter 92A of the Nevada Revised Statutes (the “NRS”) and Section 368(a)(1)(A) of the  Internal Revenue Code of 1986, as amended, is adopted as follows:

(a)           The Company shall be merged with and into the Subsidiary, to exist and be governed by the laws of the State of Nevada.

(b)           The Subsidiary shall be the Surviving Corporation and its name shall be changed to Rudy Nutrition (the “Surviving Corporation”) and will continue to be a wholly-owned subsidiary of Marshall.

(c)           When the Plan of Merger shall become effective, the separate existence of the Company shall cease and the Surviving Corporation shall succeed, without other transfer, to all the rights and properties of the Company and shall be subject to all the debts and liabilities of such corporation in the same manner as if the Surviving Corporation had itself incurred them.  All rights of creditors and all liens upon the property of each constituent entity shall be preserved unimpaired, limited in lien to the property affected by such liens immediately prior to the Merger.

(d)           The Surviving Corporation will be responsible for the payment of all fees and franchise taxes of the constituent entities payable to the State of Nevada, if any.

(e)           The Surviving Corporation will carry on business with the assets of the Company, as well as the assets of the Subsidiary.

(f)            The Surviving Corporation will be responsible for the payment of the fair value of shares, if any, required under Chapter 92A of the NRS.

(g)           The Company Stockholders will surrender all of their shares of the Company Common Stock in the manner hereinafter set forth.

(h)           In exchange for the shares of the Company Common Stock surrendered by the Company Stockholders, Marshall will issue and transfer to them on the basis hereinafter set forth, shares of the Marshall Common Stock.

(i)            A copy of this Plan of Merger will be furnished by the Surviving Corporation, on request and without cost, to any stockholder of any constituent corporation.

(j)            The authorized capital stock of the Subsidiary is 1,000 shares of common stock, par value $0.001 per share (the “Subsidiary Common Stock”), of which 1,000 shares are issued and outstanding.

(k)           The authorized capital stock of the Company is 400,000,000 shares of preferred stock, par value $0.01 per share (the “Company Preferred Stock”) and 5,000,000,000 shares of the Company Common Stock.  As of the date of the Plan of Merger, there were 126,614,995 shares of the Company Preferred Stock and 2,221,817,606 shares of the Company Common Stock duly and validly issued and outstanding, fully paid, and non-assessable.  Before the Effective Date, hereinafter defined, all shares of the Company Preferred Stock shall be converted into shares of the Company Common Stock, and the Company Common Stock will be reverse split into 667,314 shares (the “Company Corporate Action”), whereupon, as of the Effective Date, there will be 667,314 shares of the Company Common Stock duly and validly issued and outstanding, fully paid, and non-assessable and subject to the terms of the Merger held by 67 Rudy Stockholders, of which no more than 35 will be “unaccredited investors” after referencing the term “accredited investor” as defined in the Securities Act of 1933, as amended (the “Securities Act”).

(l)            Before the Effective Date, with respect to the Company Common Stock, the Company shall file a Form 15 with the United States Securities and Exchange Commission (the “SEC”) which will contain a Certification and Notice of Termination of Registration under Section 12(g) of the Securities Exchange Act of 1934, as amended.

2.             Effective Date.  The effective date of the Merger (the “Effective Date”) shall be the date of the filing of Articles of Merger for the Subsidiary and the Company in the State of Nevada.

3.             Submission to Stockholders.  This Plan of Merger shall be submitted for approval separately to the Company Stockholders and to Marshall as the sole stockholder of the Subsidiary in the manner provided by the laws of the State of Nevada.

4.             Manner of Exchange.  On the Effective Date, the Company Stockholders shall surrender their stock certificates representing the Company Common Stock to Marshall in exchange for certificates representing the shares of the Marshall Common Stock to which they are entitled.  In exchange, the Subsidiary shall receive all of the issued and outstanding shares of the Company Common Stock held by the Company Stockholders.

5.             Basis of Exchange.  Following the Company Corporate Action, the Company Stockholders will own 667,314 shares of the Company Common Stock, which shares shall constitute all of the issued and outstanding shares of the capital stock of the Company.  As a result of the Merger, the Company Stockholders shall be entitled to receive, in exchange for all of their Company Common Stock, 10,000,000 shares of the Marshall Common Stock.

6.             Restricted Shares.  All shares of the Marshall Common Stock to be received by the Company Stockholders hereunder shall be restricted in their resale as provided in the Securities Act, and shall contain a legend as required by Rule 144 promulgated under the Securities Act (“Rule 144”).

The restricted nature of such shares shall not be taken into account or any quoted price of the shares on the Effective Date.  Upon receipt of the Marshall Common Stock, each Company Stockholder shall execute a Subscription Agreement in the form attached to the Plan of Merger as Exhibit A.  In that regard, the Company Stockholders shall acknowledge that Marshall does not have any obligation to register for resale pursuant to the Securities Act, the shares of the Marshall Common Stock to be received by them hereunder.

7.             Directors and Officers.

(a)           The present Board of Directors of the Subsidiary shall serve as the Board of Directors of the Surviving Corporation until the next annual meeting or until such time as their successors have been elected and qualified.

(b)           If a vacancy shall exist on the Board of Directors of the Surviving Corporation on the Effective Date, such vacancy may be filled by the Board of Directors as provided in the Bylaws of the Surviving Corporation.

(c)           All persons who, on the Effective Date, are executive or administrative officers of the Subsidiary shall be officers of the Surviving Corporation until the Board of Directors of the Surviving Corporation shall otherwise determine.  The Board of Directors of the Surviving Corporation may elect or appoint such additional officers as it may deem necessary or appropriate.

8.             Articles of Incorporation.  The Articles of Incorporation of the Subsidiary existing on the Effective Date, as amended to reflect the change of name to Rudy Nutrition, a copy of which is attached to the Plan of Merger as Exhibit B shall continue in full force as the Articles of Incorporation of the Surviving Corporation until altered, amended, or repealed as provided therein or as provided by law.

9.             Bylaws.  The Bylaws of the Subsidiary existing on the Effective Date, as amended to reflect the change of name to Rudy Nutrition, a copy of which is attached to the Plan of Merger as Exhibit C shall continue in full force as the Bylaws of the Surviving Corporation until altered, amended, or repealed as provided therein or as provided by law.

10.           Copies of the Plan of Merger.  A copy of the Plan of Merger is on file at 1343 Rocky Hills Road, Las Vegas, Nevada 89118, the principal offices of the Company, and 2750 West Brooks Avenue, Suite 103, North Las Vegas, Nevada 89032, the principal offices of Marshall and the Subsidiary.  A copy of the Plan of Merger will be furnished to any stockholder of the Company, Marshall, or the Subsidiary, on written request and without cost.

Item 6:	Exhibits

(a) Exhibits—

Exhibit 31	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUDY NUTRITION

Date: November 13, 2008	By:	/s/ Daniel E. Ruettiger
Daniel E. Ruettiger, Chief Executive Officer
(Principal Executive Officer)